Form 10-Q/A
period 2015-03-31
XBiotech Inc.
filed 2015-05-29
CIK 1626878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 27, 2015, there were 31,984,963 shares of the Registrant's common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the "Report") filed with the Securities and Exchange Commission on May 27, 2015. This Form 10-Q/A is being filed for the purpose of correcting an error on the cover page in the number of shares outstanding of the Registrant's common stock as of May 27, 2015 which should be 31,984,963 instead of 27,984,964. In addition, the Registrant is filing Exhibits 31.1 and 31.2 and furnishing Exhibits 32.1 and 32.2, each dated as of the date of this filing. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*Exhibits filed herewith.

**Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2015	XBIOTECH INC.

	By:	/s/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 29, 2015	By:	/s/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*Exhibits filed herewith.

**Exhibits furnished herewith.