Form 10-Q
period 2015-06-30
XBiotech Inc.
filed 2015-08-14
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting companyy	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2015, the registrant had 32,052,965 shares of common stock i outstanding.

2

XBIOTECH INC.

THREE AND SIX MONTHS ENDED JUNE 30, 2015

SIGNATURES

EXHIBIT INDEX

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$117,382	$57,329
Prepaid expenses and other current assets	2,971	411
Deferred offering costs	—	324

Total current assets	120,353	58,064
Property and equipment, net	3,813	3,227
Building construction in progress	2,681	886

Total assets	$126,847	$62,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,285	$1,629
Accrued expenses	580	1,518

Total current liabilities	2,865	3,147
Long-term liabilities:
Deferred rent	7	—

Total liabilities	2,872	3,147

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized, 32,040,964 and 27,546,632 shares outstanding at June 30, 2015 and December 31, 2014, respectively	231,935	152,351
Accumulated other comprehensive income (loss)	66	(153)
Accumulated deficit	(108,026)	(93,168)

Total shareholders’ equity	123,975	59,030

Total liabilities and shareholders’ equity	$126,847	$62,177

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Operating expenses:
Research and development	$4,382	$3,246	$11,167	$5,596
General and administrative	2,039	659	3,459	2,814

Total operating expenses	6,421	3,905	14,626	8,410

Loss from operations	(6,421)	(3,905)	(14,626)	(8,410)

Other income (loss):
Foreign exchange loss	(323)	(1)	(232)	—

Total other income (loss)	(323)	(1)	(232)	—

Net loss	$(6,744)	$(3,906)	$(14,858)	$(8,410)

Net loss per share—basic and diluted	$(0.22)	$(0.16)	$(0.50)	$(0.35)
Shares used to compute basic and diluted net loss per share	31,287,855	23,749,753	29,474,783	23,749,753

See accompanying notes.

5

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Net loss	$(6,744)	$(3,906)	$(14,858)	$(8,410)
Foreign currency translation adjustment	317	(18)	219	(103)
Comprehensive loss	$(6,427)	$(3,924)	$(14,639)	$(8,513)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)
Operating activities
Net loss	$(14,858)	$(8,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	341	287
Share-based compensation expense	2,469	2,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,560)	108
Accounts payable	144	430
Accrued expenses	(937)	117
Deferred rent	7	—

Net cash used in operating activities	(15,394)	(5,020)

Investing activities
Purchase of property and equipment	(726)	(303)
Expenditure on building construction	(1,484)	(14)

Net cash used in investing activities	(2,210)	(317)

Financing activities
Net proceed from IPO	70,558	—
Issuance of common stock and warrants, net	5,467	11,605
Issuance of common stock under stock option plan	678	—
Collection of subscription receivable	410	—
Deferred offering costs	325	—

Net cash provided by financing activities	77,438	11,605
Effect of foreign exchange rate on cash and cash equivalents	219	(103)

Net change in cash and cash equivalents	60,053	6,165
Cash and cash equivalents, beginning of period	57,329	7,244

Cash and cash equivalents, end of period	$117,382	$13,409

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or US GAAP.

In the Company’s opinion, the accompanying interim unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for fiscal year ended December 31, 2014, which are included in the Company’s Registration Statement on Form S-1, filed with the SEC on April 14, 2015 The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

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

Prior to its initial public offering on April 15, 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the prices at which the Company sold shares of its common stock to third parties and external market conditions affecting the biotechnology industry sector.

Research and Development Costs

All research and development costs are charged to expense as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract clinical trial research services, the costs of laboratory consumable, equipment and facilities, license fees and other external costs. Costs incurred to acquire licenses for intellectual property to be used in research and development activities with no alternative future use are expensed as incurred as research and development.

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

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Share-based compensation expense recognized for the three months and six months ended June 30, 2015 and 2014 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014

Research and development	$521	$401	$976	$474
General and administrative	726	205	1,493	1974
Total share-based compensation expense	$1,247	$606	$2,469	$2,448

No related tax benefits were recognized for the three months and six months ended June 30, 2015 and 2014.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German, Swiss and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

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

At June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were remeasured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2015 and December 31, 2014, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements and vehicles are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land which are not depreciated, using the straight line method. The useful lives are as follows:

• Furniture and fixtures	7 years

• Office equipment	5 years

• Leasehold improvements	Shorter of asset’s useful life or remaining lease term

• Scientific equipment	5 years

• Vehicles	5 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Building Construction in Progress

Building construction in progress consists of the accumulated expenditures to build the new XBiotech manufacturing facility located in Austin, Texas which includes the cost for land cleaning, architecture design, engineering services, city permits, installation of utilities, construction materials and labors and construction management.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2015.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

2.	Income Taxes

The Company did not provide for income taxes in 2015 because the Company has projected net loss for all jurisdictions for the full year 2015. The Company has recorded a full valuation allowance for its net deferred tax assets in 2015 and 2014.

3.	Common Stock

In February 2014, the Company sold 1.2 million shares of common stock for total proceeds of approximately $12.0 million from the exercise of warrants by its warrant holder From July through November 18, 2014, the Company sold approximately 601,000 shares of common stock at a price of $15.00 per share for total proceeds of approximately $9.0 million. Each share had one warrant attached, which would be exercisable for 180 days into a single common share in the Company at a price of $15.00 per share. As of December 31, 2014, the Company had total warrants outstanding for the purchase of 493,000 shares of common stock at a price of $15.00 per share.

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

From January to March 2015, the Company received requests from investors for the exercise of warrants to purchase a total of 164,999 shares of common stock at $15.00 per share for a total of $2.4 million from these exercised warrants. Also, the Company received approximately $8,000 in January 2015 from 15,000 exercised options at $0.55 per share.

On April 17, 2015, the Company sold 4.0 million shares of common stock at $19.00 per share in its Initial Public Offering (“IPO”), net proceeds of $70.6 million.

From April to June 2015, excluding the IPO, the Company sold 208,333 shares of common stock for total proceeds of approximately $3.1 million from the exercise of warrants by common stock shareholders. Also, the Company received $0.7 million from 106,000 exercised stock options.

4.	Common Stock Options

On November 11, 2005, the board of directors of the Company adopted a stock option plan (“the Plan”) pursuant to which the Company may grant incentive stock and non-qualified stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

On March 13, 2015, the shareholders approved the 2015 Equity Incentive Plan adopted by the Board of Directors which approves the granting of incentive stock options, non-qualified stock options, restricted stock units, performance stock units and share appreciation rights to directors, officers, employees and consultants. The Company may grant incentive stock option and other stock-based awards to officers and employees as defined in Section 422 of the Internal Revenue Code of 1986 and may grant stock options and other stock based-awards to directors and consultants of the Company.

In February and August 2011 the Company granted stock options to a non-employee consultant that vest over 3 and 4 years, respectively. The fair value of these awards is remeasured at each reporting date until the date the consultant’s services are completed.

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

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted- Average Exercise Price

Options outstanding at December 31, 2014	4,884,165	$0.55	-	$15.00	$7.03
Granted	65,000		15.00		15.00
Exercised	(15,000)		0.56		0.56
Forfeitures	(95,625)	0.55	–	15.00	8.83

Options outstanding at March 31, 2015	4,838,540	$0.55	–	$15.00	$7.12
Granted	219,528	10.00	–	21.99	19.04
Exercised	(106,000)	2.50	–	10.00	6.32

Options outstanding at June 30, 2015	4,952,068	0.57	–	21.99	7.66

As of June 30, 2015, there was approximately $6.2 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.09 years.

5.	Net Loss per Share

The following summarizes the computation of basic and diluted net loss per share for the three months and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(6,744)	$(3,906)	$(14,858)	$(8,410)
Weighted-average number of common shares—basic and diluted	31,287,855	23,749,753	29,474,783	23,749,753
Net loss per share—basic and diluted	$(0.22)	$(0.16)	$(0.50)	$(0.35)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Three and Six Months Ended June 30,
	2015	2014
Stock options	4,952,068	4,243,207
Warrants to purchase common stock	—	—
Total	4,952,068	4,243,207

6.	Subsequent Events

In preparing the accompanying financial statements, the Company has reviewed events that have occurred after June 30, 2015 through the date of issuance of the financial statements (August 14, 2015). Subsequent events that rendered disclosure are included below.

Subsequent to June 30, 2015, the Company received requests from investors for the exercise of options to purchase 12,000 shares of the Company's common stock at an exercise price of $2.50 per share for a total of $30,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward – looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “expects,” “plans,” “contemplate,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “intend” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identi fying words. Forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations in this Quarterly Report on Form 10-Q, include, among other things, those under the heading “Risk Factors” included in our Prospectus filed with the Securities and Exchange Commission ("SEC") on April 16th, 2015, and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain medical conditions, Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Overview

XBiotech Inc. is a clinical-stage biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of different diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization technologies or otherwise engineered. We believe that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. While primarily focused on bringing our lead product candidate, Xilonix™, to market, we have also developed a proprietary True Human™ monoclonal antibody discovery platform and manufacturing system.

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $108.0 million. We had net losses of $6.7 million and $14.9 million for three months and six months ended June 30, 2015, respectively, compared to $3.9 million and $8.4 million for three months and six months ended June 30, 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. On April 17, 2015, the Company closed its initial public offering of 4,000,000 shares of its common stock at a price of $19.00 per share for a total offering amount of $76,000,000, before underwriting discounts, commissions and other Company expenses. Net proceeds to the Company totaled approximately $70.6 million after deducting underwriting discounts and commissions of $3.8 million and other offering expenses of approximately $1.6 million. As of June 30, 2015, we had 68 employees.

Recent Events:

Drug Development and construction of the new manufacturing facility Highlights

On May 26 2015, we announced that the Company had successfully isolated and cloned an anti-Ebola product candidate using our True Human™ antibody discovery platform. True Human™ antibodies are derived directly from human donors that have natural immunity to disease. The anti-Ebola product candidate was developed from a blood donation received earlier this year from a patient who recovered from the Ebola infection.

On May 28, 2015, we announced the launch our Phase 1 and 2 clinical study of Novel True Human™ therapeutic antibody for treating serious infections due to staphylococcus aureus. The study is being launched in 16 hospital centers in the US, Europe and parts of Asia. On July 6, 2015, we treated the first patient.

There was significant progress in the second quarter with regard to construction of our new manufacturing facility located in Austin, Texas.  During the second quarter, electrical and plumbing infrastructure was installed at the site, as well as significant structural concrete work, including the building slab.  Work continues on the design of the clean room areas for manufacturing, quality control laboratories, and administrative space.  All activities are on schedule per the current project plan with anticipated project construction completion in March of 2016 and validation of product in July 2016.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2015, we have recorded total research and development expenses, including share-based compensation, of $81.2 million. Our total research and development expenses for the three months and six months ended June 30, 2015 were $4.4 million and $11.2 million, respectively, compared to $3.2 million and $5.6 million for the three months and six months ended June 30, 2014, respectively. Share-based compensation accounted for $0.5 million and $1.0 million for the three months and six months ended June 30, 2015, respectively, compared to $0.4 million and $0.5 million for the three months and six months ended June 30, 2014, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2015 were 68% and 76%, respectively, compared to 83% and 67% for the three months and six months ended June 30, 2014, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2015 were 75% and 84%, respectively, compared to 86% and 86% for the three months and six months ended June 30, 2014, respectively.

As planned, our clinical costs will increase as we advance Xilonix™ as an anti-cancer therapy for treating last-line metastatic colorectal cancer, under a regulatory path through Phase III clinical trials in Europe and the US and when we expand the studies to South America Australia and Canada, with all territories expected to be active by the end of 2015. We expect that our clinical study underway in Europe that is being regulated by the European Medicines Agency ("EMA") will be on schedule to complete enrollment in the third quarter. Depending on the outcome of this study, submission for marketing approval with the EMA could take place by the year ended 2015, which could position the Company to generate related revenues in 2017 if it receives EMA marketing approval and the Company successfully completes it commercialization plan for Xilonix™. The clinical research and development costs will also increase as we have launched phase 1 and 2 clinical study of novel True Human™ therapeutic antibody for treating serious infections due to Staphylococcus aureus in the U.S. We expect to expand this study to Europe, South Korea and Taiwan by the end of 2015. The Company’s plans to pursue an advanced regulatory path for Pyoderma Gangrenosum is on hold indefinitely while we await the outcome of other programs in later stages of development. In the meantime, based on the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For R&D candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2015 were $2.0 million and $3.5 million, respectively, compared to $0.7 million and $2.8 million for the three months and six months ended June 30, 2014, respectively. Share-based compensation accounted for $0.7 million and $1.5 million for the three months and six months ended June 30, 2015, respectively, compared to $0.2 million and $2.0 million for the three months and six months ended June 30, 2014, respectively.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to understanding and evaluating our reported financial results.

Stock-Based Compensation

Stock-based awards are measured at fair value at each grant date. We recognize stock-based compensation expenses ratably over the requisite service period of the option award.

Determination of the Fair Value of Stock-Based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our stock-based compensation expenses, net loss, and net loss per common share could be significantly different. Prior to our initial public offering in April 2015, we issued common stock for cash consideration to new investors. We believe that such transactions represent the best evidence of fair value of our common stock. Therefore, we used the sales price of our common stock during these periods as the fair value of our common stock.

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015			2014	2015			2014

Weighted-average grant date fair value per share		$13.01		$4.93		$11.49			$7.14
Expected volatility		71%		73%	68%	-	71%		70%
Risk-free interest rate	1.07%	-	2.42%	2.05%	1.07%	-	2.42%	0.69%	-	2.73%
Expected life (in years)	3	–	10	10	3	-	10		10
Dividend yield		—		—		—			—

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

Results of Operations

Revenue

We did not record any revenue during the three months and six months ended June 30, 2015 and 2014.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$1,546	$895	$651	73%
Laboratory and manufacturing supplies	704	474	230	49%
Clinical trials and sponsored research	715	756	(41)	(5%)
Stock-based compensation	521	401	120	30%
Other	896	720	176	24%
Total	$4,382	$3,246	$1,136	35%

	Six Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$2,976	$1,799	$1,177	65%
Laboratory and manufacturing supplies	2,039	939	1,100	117%
Clinical trials and sponsored research	3,405	1,080	2,325	215%
Stock-based compensation	976	474	502	106%
Other	1,771	1,304	467	36%
Total	$11,167	$5,596	$5,571	100%

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

Research and development expenses increased by 35% to $4.4 million compared to $3.2 million for the three months ended June 30, 2014.. Research and development expenses increased by 100% to $11.2 million for the six months ended June 30, 2015 compared to $5.6 million for the six months ended June 30, 2014.

The three month increase in research and development expenses was due to an increase in salary expenses related to a bonus payment to an executive officer; a continued increase of employees working at the Company and salary increase for current employees. Laboratory and manufacturing supplies also increased due to the increase of the research activities as well as quality control activities. In the meantime, stock–based compensation increased due to issuing stock options to new employees and consultants as well as the expenses related to the employees options awarded in 2014.

Compared to six months ended June 30, 2014, the research and development expenses doubled the amount for six months ended June 30, 2015. This increase was principally due to a $2.3 million increase in clinical trial activities, mainly in Europe. The laboratory and manufacturing supplies increased due to manufacturing processing development activities. Labor costs also increased due to current employees’ salary increase and the growing size of the workforce, increases stock-based compensation due to the stock options awarded in the second half of 2014 and the continuing vesting of such awards in 2015.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$410	$141	$269	191%
Patent filing expense	256	111	145	131%
Stock-based compensation	726	205	521	254%
Professional fees	290	25	265	1060%
Other	357	177	180	102%
	$2,039	$659	$1,380	209%

	Six Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$609	$294	$315	107%
Patent filing expense	483	254	229	90%
Stock-based compensation	1,493	1,974	(481)	(24%)
Professional fees	422	57	365	640%
Other	452	235	217	92%
	$3,459	$2,814	$645	23%

General and administrative expenses increased 209% to $2 million for the three months ended June 30, 2015 compared to $0.7 million for the three months ended June 30, 2014. General and administrative expenses increased 23% to $3.5 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2015.

The three months increase was primarily related to an increase in stock–based compensation expenses of $0.5 million due to the grant of stock options to board members and employees in 2015. The salary and related costs were also increased due a bonus payment to an executive officer. Professional and consulting expenses also increased due to the increase of investor relationship activities.

The six months increase was primarily due to the bonus payment and an increase in professional fees. The increase of professional fees was due to an increase in legal fees after the company became a public entity. Stock-based compensation decreased due to the immediately-vested grant of stock options to consultants, and board members in the three months ended March 31, 2014. The total stock options granted to board members and consultants decreased during the six months ended June 30, 2015 compared to six months ended June 30, 2014.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2015, we have funded our operations principally through the private placement of equity securities and our initial public offering, which have provided aggregate cash proceeds of approximately $206.4 million. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2015	2014
Operating activities	$(15,394)	$(5,020)
Investing activities	(2,210)	(317)
Financing activities	77,438	11,605
Effect of foreign exchange rate on cash and cash equivalents	219	(103)
Net change in cash and cash equivalents	60,053	6,165

During the six months ended June 30, 2015 and 2014, our operating activities used net cash of $15.4 million and $5.0 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to the increase in clinical trial activities in Europe.

During the six months ended June 30, 2015 and 2014, our investing activities used net cash of $2.2 million and $0.3 million, respectively. We spent approximately $1.5 million more on the construction of our new manufacturing facility during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We also spent $0.4 more on purchases of scientific equipment during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

During the six months ended June 30, 2015 and 2014, our financing activities provided net cash proceeds of $77.7 million and $11.6 million, respectively. During the six months ended June 30, 2015, we received IPO proceeds of $72.2 million and incurred offering costs of $1.6 million, which consisted of direct incremental legal, accounting and other professional service fees related to our IPO. Also, during the six months ended June 30, 2015, investors exercised warrants to purchase a total of 338,332 shares of our common stock at an exercise price of $15.00 per share for a total of approximately $5.6 million in net proceeds. In January 2015, we received previously outstanding subscription receivable in the amount of $0.4.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $117.4 million.

On April 14, 2015, our registration statement on Form S-1 (File No. 333-201813) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 4,000,000 shares of our common stock at a price of $19.00 per share. The offering commenced as of April 14, 2015 and did not terminate before all of the securities registered in the registration statement were sold. On April 17, 2015, we closed the sale of such shares, resulting in net proceeds to us of approximately $70.6 million after deducting underwriting discounts and commissions of $3.8 million and other offering expenses of approximately $1.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 16, 2015 pursuant to Rule 424(b).

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. Rent expense was $197 thousand and $118 thousand for the three months ended June 30, 2015 and 2014, respectively. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of June 30, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$1,676	$441	$920	$315	$—
Total contractual obligations	$1,676	$441	$920	$315	$—

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our final prospectus filed with the SEC on April 16, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

During the period between April 1, 2015 and June 30, 2015, four investors exercised warrants to purchase a total of 208,333 shares of our common stock at price of $15.00 per share for a total of approximately $3.1 million in net proceeds from these exercised warrants.

During the period between April 1, 2015 and June 30, 2015, three option holders exercised options to purchase 106,000 shares at exercise prices of $2.50, $7.50 and $10.00 per share for total proceeds to the Company of approximately $670 thousand.

(b) Use of Proceeds from IPO

On April 14, 2015, our registration statement on Form S-1 (File No. 333-201813) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 4,000,000 shares of our common stock to investors at a price of $19.00 per share. W.R. Hambrecht + Co., Inc. acted as the sole underwriter. The offering commenced as of April 14, 2015 and did not terminate before all of the securities registered in the registration statement were sold. On April 17, 2015, we closed the sale of such shares, resulting in net proceeds to us of approximately $70.6 million after deducting underwriting discounts and commissions of $3.8 million and other offering expenses of approximately $1.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on April 16, 2015 pursuant to Rule 424(b). We are holding the balance of the net proceeds from the IPO in a bank account at CIBC USD account.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibits filed herewith.

**Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015	XBIOTECH INC.

	By:	/s/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed herewith.

**Exhibits furnished herewith.

