Form 10-Q
period 2015-09-30
XBiotech Inc.
filed 2015-11-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 10, 2015, the registrant had 32,184,465 shares of common stock outstanding.

2

XBIOTECH INC.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$105,680	$57,329
Prepaid expenses and other current assets	1,907	411
Deferred offering costs	—	324
Total current assets	107,587	58,064
Property and equipment, net	4,854	3,227
Building construction in progress	6,606	886

Total assets	$119,047	$62,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,964	$1,629
Accrued expenses	994	1,518

Total current liabilities	4,958	3,147
Long-term liabilities:
Deferred rent	12	—

Total liabilities	4,970	3,147

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized, 32,052,965 and 27,546,632 shares outstanding at September 30, 2015 and December 31, 2014, respectively	232,850	152,351
Accumulated other comprehensive loss	(11)	(153)
Accumulated deficit	(118,762)	(93,168)

Total shareholders’ equity	114,077	59,030

Total liabilities and shareholders’ equity	$119,047	$62,177

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Operating expenses:
Research and development	$9,731	$4,341	$20,897	$9,937
General and administrative	1,083	2,639	4,542	5,452

Total operating expenses	10,814	6,980	25,439	15,389

Loss from operations	(10,814)	(6,980)	(25,439)	(15,389)

Other income (loss):
Foreign exchange income (loss)	78	17	(155)	17

Total other income (loss)	78	17	(155)	17

Net loss	$(10,736)	$(6,963)	$(25,594)	$(15,372)

Net loss per share—basic and diluted	$(0.33)	$(0.29)	$(0.84)	$(0.64)
Shares used to compute basic and diluted net loss per share	32,050,565	24,116,917	30,342,741	23,873,486

See accompanying notes.

5

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Net loss	$(10,736)	$(6,963)	$(25,594)	$(15,372)
Foreign currency translation adjustment	(77)	100	142	(4)
Comprehensive loss	$(10,813)	$(6,863)	$(25,452)	$(15,376)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)
Operating activities
Net loss	$(25,594)	$(15,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	510	433
Share-based compensation expense	3,355	4,972
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,496)	75
Accounts payable	1,124	717
Accrued expenses	(524)	926
Deferred rent	12	—

Net cash used in operating activities	(22,613)	(8,249)

Investing activities
Purchase of property and equipment	(1,959)	(818)
Expenditures on building construction	(4,687)	(28)

Net cash used in investing activities	(6,646)	(846)

Financing activities
Net proceeds from Initial Public Offering	70,558	—
Issuance of common stock and warrants, net	5,497	17,351
Issuance of common stock under stock option plan	678	—
Collection of stock subscription receivable	410	—
Deferred offering costs	325	—

Net cash provided by financing activities	77,468	17,351
Effect of foreign exchange rate on cash and cash equivalents	142	(4)

Net change in cash and cash equivalents	48,351	8,252
Cash and cash equivalents, beginning of period	57,329	7,244

Cash and cash equivalents, end of period	$105,680	$15,496

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or US GAAP.

In the Company’s opinion, the accompanying interim unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for fiscal year ended December 31, 2014, which are included in the Company’s Registration Statement on Form S-1, filed with the SEC on April 14, 2015. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other period.

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

Research and Development Costs

All research and development costs are charged to expense as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract clinical trial research services, the costs of laboratory consumables, equipment and facilities, license fees and other external costs. Costs incurred to acquire licenses for intellectual property to be used in research and development activities with no alternative future use are expensed as incurred as research and development costs.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Income Taxes

The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of its taxable income or loss for the full fiscal year. The Company has accumulated significant deferred tax assets that reflect the tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, the Company offsets these deferred tax assets with a valuation allowance. The Company may in the future determine that certain deferred tax assets will likely be realized, in which case the Company will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its statement of operations in that period.

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected life of the option and the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options, on a straight-line basis over the requisite service period.

Share-based compensation expense recognized for the three months and nine months ended September 30, 2015 and 2014 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
Research and development	$701	$2,269	$1,677	$2,810
General and administrative	185	255	1,678	2,162
Total share-based compensation expense	$886	$2,524	$3,355	$4,972

No related tax benefits were recognized for the three months and nine months ended September 30, 2015 and 2014.

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

Fair Value Measurements

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

At September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were remeasured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2015 and December 31, 2014, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements and vehicles are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land which is not depreciated, using the straight line method. The useful lives are as follows:

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

Building Construction in Progress

Building construction in progress consists of the accumulated expenditures to build the new XBiotech manufacturing facility located in Austin, Texas, which includes the cost for land cleaning, architecture design, engineering services, city permits, installation of utilities, construction materials and labor and construction management.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2015.

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

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

2.	Income Taxes

The Company did not provide for income taxes in 2015 because the Company has projected net loss for all jurisdictions for the full year 2015. The Company has recorded a full valuation allowance for its net deferred tax assets in 2015 and 2014.

3.	Common Stock

In February 2014, the Company sold 1.2 million shares of common stock for total proceeds of approximately $12.0 million from the exercise of warrants by its warrant holders. From July through November 18, 2014, the Company sold approximately 601,000 shares of common stock at a price of $15.00 per share for total proceeds of approximately $9.0 million. Each share had one warrant attached, which would be exercisable for 180 days into a single common share in the Company at a price of $15.00 per share. As of December 31, 2014, the Company had total warrants outstanding for the purchase of 493,000 shares of common stock at a price of $15.00 per share.

From November 24, 2014 through December 31, 2014, the Company sold 3.0 million shares of common stock at $15.00 per share pursuant to stock subscription agreements for total proceeds of $44.8 million of which $410,000 remained uncollected as of December 31, 2014 and was received in January 2015. The Company incurred issuance costs of approximately $1.9 million in cash and $0.4 million in non-cash consideration.

In December 2014, 15,000 stock options were exercised at a price of $10.00 for total proceeds of $0.15 million.

From January to March 2015, the Company received requests from investors for the exercise of warrants to purchase a total of 164,999 shares of common stock at $15.00 per share for a total of $2.4 million. Also, the Company received approximately $8,000 in January 2015 from 15,000 exercised options at $0.55 per share.

On April 17, 2015, the Company sold 4.0 million shares of common stock at $19.00 per share in its Initial Public Offering (“IPO”) resulting in net proceeds of $70.6 million.

From April to June 2015, excluding the IPO, the Company sold 208,333 shares of common stock for total proceeds of approximately $3.1 million from the exercise of warrants by common stock shareholders. Also, the Company received $0.7 million from 106,000 exercised stock options.

In July 2015, 12,000 stock options were exercised at a price of $2.50 for total proceeds of $30,000.

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

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted- Average Exercise Price
Options outstanding at December 31, 2014	4,884,165	$0.55	–	$15.00	$7.03
Granted	65,000		15.00		15.00
Exercised	(15,000)		0.56		0.56
Forfeitures	(95,625)	0.55	–	15.00	8.83

Options outstanding at March 31, 2015	4,838,540	$0.55	–	$15.00	$7.12
Granted	219,528	10.00	–	21.99	19.04
Exercised	(106,000)	2.50	–	10.00	6.32

Options outstanding at June 30, 2015	4,952,068	0.57	–	21.99	7.66
Granted	65,900		$16.91		$16.91
Exercised	(12,000)		2.50		2.50
Forfeitures	(7,625)	10.00	–	15.00	14.26

Options outstanding at September 30, 2015	4,998,343	0.57	–	21.99	7.77

As of September 30, 2015, there was approximately $6.0 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.11 years.

5.	Net Loss per Share

The following summarizes the computation of basic and diluted net loss per share for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(10,736)	$(6,963)	$(25,594)	$(15,372)
Weighted-average number of common shares—basic and diluted	32,050,565	24,116,917	30,342,741	23,873,486
Net loss per share—basic and diluted	$(0.33)	$(0.29)	$(0.84)	$(0.64)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Nine Months Ended September 30,
	2015	2014
Stock options	4,998,343	4,480,665
Warrants to purchase common stock	—	—
Total	4,998,343	4,480,665

6.	Subsequent Events

Subsequent to September 30, 2015, the Company received requests from employees for the exercise of stock options to purchase 13,1500 shares of the Company's common stock for a total of $359,876.92.

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

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $118.8 million. We had net losses of $10.8 million and $25.6 million for three months and nine months ended September 30, 2015, respectively, compared to $7.0 million and $15.4 million for three months and nine months ended September 30, 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. On April 17, 2015, the Company closed its initial public offering of 4,000,000 shares of its common stock at a price of $19.00 per share for a total offering amount of $76,000,000, before underwriting discounts, commissions and other Company expenses. Net proceeds to the Company totaled approximately $70.6 million after deducting underwriting discounts and commissions of $3.8 million and other offering expenses of approximately $1.6 million. As of September 30, 2015, we had 73 employees.

Recent Events:

Clinical trial and construction of the new manufacturing facility Highlights

As of September 30, 2015 XBiotech has achieved some significant milestones with its Xilonix and 514G3 programs. Enrollment on a Phase III Symptomatic Colorectal Cancer Study has been completed and 61 subjects have been randomized and dosed. Additionally, the first dose cohort has been enrolled on a Staphylococcus Aurues Bacteremia Phase I/II Study with a brand new antibody therapy, 514G3. Having met this milestone, sites were given the green light to advance to the next dose level in the Phase I portion of the study.

There was significant progress in the third  quarter with regard to construction of the new manufacturing facility located in Austin Texas.  During the quarter the building walls, structural steel, and roofing were installed.  Build out of the interior was started in administrative and lab spaces, and the building was prepared for installation of clean rooms.  Final engineering designs were completed for the manufacturing spaces with clean room construction scheduled to commence in Q4 2015.  All activities are on schedule per the current project plan with anticipated building completion in March of 2016 and validation of product in July 2016.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2015, we have recorded total research and development expenses, including share-based compensation, of $90.9 million. Our total research and development expenses for the three months and nine months ended September 30, 2015 were $9.7 million and $20.9 million, respectively, compared to $4.3 million and $9.9 million for the three months and nine months ended September 30, 2014, respectively. Share-based compensation accounted for $0.7 million and $1.7 million for the three months and nine months ended September 30, 2015, respectively, compared to $2.3 million and $2.8 million for the three months and nine months ended September 30, 2014, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2015 were 90% and 82%, respectively, compared to 62% and 65% for the three months and nine months ended September 30, 2014, respectively. The percentages, excluding stock-based compensation, for the three months and nine months ended September 30, 2015 were 91% and 87%, respectively, compared to 92% and 88% for the three months and nine months ended September 30, 2014, respectively.

As planned, our clinical costs will increase as we advance Xilonix™ as an anti-cancer therapy for treating last-line metastatic colorectal cancer, under a regulatory path through Phase III clinical trials in Europe and the US and when we expand the studies to South America, Australia and Canada, with all territories expected to be active by the end of 2015. Our clinical study underway in Europe that is being regulated by the European Medicines Agency ("EMA") have completed enrollment in August, 2015. Depending on the outcome of this study, submission for marketing approval with the EMA could take place by the year ended 2015, which could position the Company to generate related revenues in 2017 if it receives EMA marketing approval and the Company successfully completes it commercialization plan for Xilonix™. The clinical research and development costs will also increase as we have launched phase 1 and 2 clinical study of novel True Human™ therapeutic antibody for treating serious infections due to Staphylococcus aureus in the U.S. We expect to expand this study to Europe, South Korea and Taiwan by the end of 2015. The Company’s plans to pursue an advanced regulatory path for Pyoderma Gangrenosum is on hold indefinitely while we await the outcome of other programs in later stages of development. In the meantime, based on the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For R&D candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2015 were $1.1 million and $4.5 million, respectively, compared to $2.6 million and $5.5 million for the three months and nine months ended September 30, 2014, respectively. Share-based compensation accounted for $0.2 million and $1.7 million for the three months and nine months ended September 30, 2015, respectively, compared to $0.3 million and $2.2 million for the three months and nine months ended September 30, 2014, respectively.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015			2014	2015			2014
Weighted-average grant date fair value per share		$16.91		$15.00		$17.99			$10.46
Expected volatility		66%		70%	66%	–	71%	70%	–	73%
Risk-free interest rate	1.75%	–	1.93%	2.96%	1.07%	–	2.42%	0.69%	–	2.96%
Expected life (in years)		10		10	3	–	10	5	–	10
Dividend yield		–		–		–			–

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

Results of Operations

Revenue

We did not record any revenue during the three months and nine months ended September 30, 2015 and 2014.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$1,581	$969	$612	63%
Laboratory and manufacturing supplies	1,141	784	357	46%
Clinical trials and sponsored research	5,059	1,660	3,399	205%
Stock-based compensation	701	255	446	175%
Other	1,249	673	576	86%
Total	$9,731	$4,341	$5,390	124%

	Nine Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$4,558	$2,768	$1,790	65%
Laboratory and manufacturing supplies	3,180	1,723	1,457	85%
Clinical trials and sponsored research	8,463	2,740	5,723	209%
Stock-based compensation	1,677	730	947	130%
Other	3,018	1,976	1,042	53%
Total	$20,896	$9,937	$10,959	110%

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

Research and development expenses increased by 124% to $9.7 million for three months ended September 30,2015 compared to $4.3 million for the three months ended September 30, 2014. Research and development expenses increased by 110% to $20.9 million for the nine months ended September 30, 2015 compared to $9.9 million for the nine months ended September 30, 2014.

The increase in research and development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to a continued increase of employees working at the Company from 68 to 73 and salary increase for current employees. Laboratory and manufacturing supplies also increased due to the increase of the research activities as well as quality control activities. The sharp increase of clinical trials and sponsored research results primarily from the clinical trial started in Europe and the US. In the meantime, stock–based compensation increased due to issuing stock options to new employees and the expenses related to the employees’ options awarded in 2015.

Compared to the nine months ended September 30, 2014, research and development expenses doubled for the nine months ended September 30, 2015. This increase was principally due to a $5.7 million increase in clinical trial activities, mainly in Europe and the US. The laboratory and manufacturing supplies increased due to manufacturing processing development activities. Labor costs also increased due to current employees’ salary increase and the growing size of the workforce, increases in stock-based compensation due to the stock options awarded in the second half of 2014 and the continuing vesting of such awards in 2015.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$235	$116	$119	103%
Patent filing expense	172	93	79	85%
Stock-based compensation	185	2,269	(2,084)	(92%)
Professional fees	58	65	(7)	(11%)
Other	433	96	337	351%
	$1,083	$2,639	($1,556)	(59%)

	Nine Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Salaries and related expenses	$844	$410	$434	106%
Patent filing expense	655	348	307	88%
Stock-based compensation	1,678	4,243	(2,565)	(60%)
Professional fees	480	121	359	297%
Other	885	330	555	168%
	$4,542	$5,452	$(910)	(17%)

General and administrative expenses decreased by 59% to $1.1 million for the three months ended September 30, 2015 compared to $2.6 million for the three months ended September 30, 2014. General and administrative expenses decreased by 17% to $4.5 million for the nine months ended September 30, 2015 compared to $5.5 million for the nine months ended September 30, 2014.

The three months decrease was primarily related to the stock–based compensation expenses of $2.3 million in 2014 due to the immediately-vested grant of stock options to board members and employees in the second half of 2014. The salary and related costs increased primarily due to new employees in the general and administrative department. Patent filing expenses also increased due to the increase of worldwide patent certification activities.

The nine months decrease was also primarily due to the stock–based compensation expenses in connection with the stock options to board members, consultants and employees in the second half of 2014. The increase of professional fees, which partially offset the decrease, was due to an increase in legal fees after the Company became a public entity. Salaries and related costs increased resulted from current employees’ salary increase, the growing size of the workforce, and a bonus payment to an executive officer.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2015, we have funded our operations principally through the private placement of equity securities and our initial public offering, which have provided aggregate cash proceeds of approximately $206.4 million. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2015	2014
Operating activities	$(22,613)	$(8,249)
Investing activities	(6,646)	(846)
Financing activities	77,468	17,351
Effect of foreign exchange rate on cash and cash equivalents	142	(4)
Net change in cash and cash equivalents	$48,351	$8,252

During the nine months ended September 30, 2015 and 2014, our operating activities used net cash of $22.6 million and $8.2 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due to the increase in clinical trial activities in Europe and the growing size of workforce.

During the nine months ended September 30, 2015 and 2014, our investing activities used net cash of $6.6 million and $0.8 million, respectively. We spent approximately $4.7 million more on the construction of our new manufacturing facility during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We also spent $1.1 million more on purchases of scientific equipment during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 and 2014, our financing activities provided net cash proceeds of $77.5 million and $17.4 million, respectively. During the nine months ended September 30, 2015, we received IPO proceeds of $72.2 million and incurred offering costs of $1.6 million, which consisted of direct incremental legal, accounting and other professional service fees related to our IPO. Also, during the nine months ended September 30, 2015, investors exercised warrants to purchase a total of 373,332 shares of our common stock at an exercise price of $15.00 per share for a total of approximately $5.6 million in net proceeds, and exercised stock option to purchase a total of 133,000 shares of our common stock for a total of approximately $0.7 million in net proceeds. In January 2015, we received previously outstanding subscription receivable in the amount of $0.4 million.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $105.7 million.

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

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. Rent expense was $164 thousand and $139 thousand for the three months ended September 30, 2015 and 2014, respectively. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of September 30, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating facility leases	$1,567	$445	$925	$197	$—
Total contractual obligations	$1,567	$445	$925	$197	$—

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

Changes in Internal Control

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Recent Sales of Unregistered Equity Securities

During the period between July 1, 2015 and September 30, 2015, one investor exercised a warrant to purchase a total of 12,000 shares of our common stock at price of $2.50 per share for a total of approximately $30 thousand in net proceeds from this exercised warrant.

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

Date: November 13, 2015	XBIOTECH INC.

	By:	/s/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed herewith.

**Exhibits furnished herewith.

