Form 10-K/A
period 2015-12-31
XBiotech Inc.
filed 2016-04-15
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1933.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is an amendment to the Annual Report on Form 10-K for the year ended December 31, 2015(the "Report") filed with the Securities and Exchange Commission on March 30, 2016.

This Form 10-K/A is being field for the purpose of correcting the errors regarding ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Except as expressly noted herein, this Form 10-K/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities
Net loss	$(37,483)	$(21,724)	$(9,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	699	664	784
Share-based compensation expense	4,407	7,020	739
Gain on disposal of property and equipment	(157)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current	(1,579)	38	(252)
Accounts payable	840	1,068	103
Accrued expenses	(52)	1,234	(326)
Deferred rent	17	-	(29)
Net cash used in operating activities	(33,308)	(11,700)	(8,908)

Investing activities
Purchase of property and equipment	(2,322)	(1,397)	(59)
Expenditures on building construction	(8,070)	-	-
Net cash used in investing activities	(10,392)	(1,397)	(59)

Financing activities
Issuance of common stock and warrants, net	75,712	63,374	12,045
Issuance of common stock under stock option plan	1,348	150	-
Collection of subscription receivable	410	-	-
Deferred offering costs	-	(324)	-
Net cash provided by financing activities	77,470	63,200	12,045
Effect of foreign exchange rate on cash and cash equivalents	(48)	(18)	(1)

Net change in cash and cash equivalents	33,722	50,085	3,077
Cash and cash equivalents, beginning of period	57,329	7,244	4,167
Cash and cash equivalents, end of period	$91,051	$57,329	$7,244

3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Computer and office equipment	$335	$262
Furniture and fixtures	132	126
Land	1,418	1,418
Leasehold improvements	770	762
Scientific equipment	5,595	4,648
Vehicle	30	30
Construction in process	2,417	189
Building Construction in process	10,371	885
Accumulated depreciation	(4,751)	(4,207)

	$16,317	$4,113

Depreciation expenses related to property and equipment amounted to approximately $699,000, $664,000, and $784,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Construction in process is related to R&D and manufactory equipment.

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2015, and 2014 (in thousands):

	2015	2014
Accrued compensation and related	$441	$1,037
Accrued professional fees	119	134
Accrued clinical trial	278	183
Other	628	164

	$1,466	$1,518

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

XBIOTECH INC.

Date: April 15, 2016	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2016	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation