Form 10-Q
period 2016-03-31
XBiotech Inc.
filed 2016-05-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	—
(State of Incorporation)	(IRS Employer Identification No.)

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

As of May 13, 2016, there were 32,350,565 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC

THREE MONTHS ENDED MARCH 31, 2016

SIGNATURES

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2015 filed with the SEC on March 30, 2016, and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,225	$91,051
Prepaid expenses and other current assets	1,614	1,990
Total current assets	79,839	93,041
Property and equipment, net	7,715	5,946
Building construction in progress	13,708	10,371
Total assets	$101,262	$109,358

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,846	$4,825
Accrued expenses	1,717	1,466
Total current liabilities	6,563	6,291
Deferred rent	20	17
Total liabilities	6,583	6,308

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 32,292,106 and 32,279,106 shares outstanding at March 31, 2016 and December 31, 2015, respectively	235,751	233,902
Accumulated other comprehensive loss	(164)	(201)
Accumulated deficit	(140,908)	(130,651)
Total shareholders’ equity	94,679	103,050
Total liabilities and shareholders’ equity	$101,262	$109,358

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$7,812	$6,784
General and administrative	2,436	1,421
Total operating expenses	10,248	8,205
Loss from operations	(10,248)	(8,205)

Other income (loss):
Foreign exchange (loss) Gain	(9)	91
Total other income (loss) Gain	(9)	91
Net loss	$(10,257)	$(8,114)
Net loss per share—basic and diluted	$(0.32)	$(0.29)
Shares used to compute basic and diluted net loss per share	32,292,106	27,641,565

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net loss	$(10,257)	$(8,114)
Foreign currency translation adjustment	38	(98)
Comprehensive loss	$(10,219)	$(8,212)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(10,257)	$(8,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179	165
Share-based compensation expense	1,817	1,222
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	408	(82)
Accounts payable	(2,348)	883
Accrued expenses	250	(607)
Deferred rent	4	2
Net cash used in operating activities	(9,947)	(6,531)

Investing activities
Purchase of property and equipment	(1,543)	(152)
Expenditure on building construction	(1,374)	(419)
Net cash used in investing activities	(2,917)	(571)

Financing activities
Issuance of common stock and warrants, net	-	2,401
Issuance of common stock under stock option plan	-	8
Collection of subscription receivable	-	410
Deferred offering costs	-	(712)
Net cash provided by financing activities	-	2,107
Effect of foreign exchange rate on cash and cash equivalents	38	(98)

Net change in cash and cash equivalents	(12,826)	(5,093)
Cash and cash equivalents, beginning of period	91,051	57,329
Cash and cash equivalents, end of period	$78,225	$52,236

Supplemental Information:
Accrued purchases of property and equipment	405,283	404,028
Accrued expenditure on building construction	1,962,917	-

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Basis of Consolidation

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. In the Company’s opinion, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

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

Prior to the completion of it initial public offering in April 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the prices at which the Company sold shares of its common stock to third parties and external market conditions affecting the biotechnology industry sector.

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

Share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended March 31,
	2016	2015
Research and development	$598	$456
General and administrative	1,219	766
Total share-based compensation expense	$1,817	$1,222

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended March 31,
	2016			2015
Dividend yield		-			-
Expected volatility	65%	-	68%		68%
Risk-free interest rate	1.31%	-	1.82%	1.39%	-	2.12%
Expected life (in years)	5	-	10	5	-	10
Weighted-average grant date fair value per share		$8.01			$9.56

No related tax benefits were recognized for the three months ended March 31, 2016 and 2015.

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

At March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2016 and December 31, 2015, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2016.

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

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance for potential recognition or disclosure in its consolidated financial statements.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core change with ASU 2016-2 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, and interim periods within those years and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

3.      Income Taxes

The Company did not provide for income taxes in 2016 because the Company has projected net loss for all jurisdictions for the full year 2016. The Company has recorded a full valuation allowance for its net deferred tax assets in 2016 and 2015.

4.      Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January to March 2015, warrants to purchase a total of 164,999 shares of common stock were exercised at $15.00 per share for a total of $2.5 million in proceeds. Also, the Company received approximately $8,000 in January 2015 from 15,000 exercised stock options at $0.55 per share.

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

In January 2016, 13,000 stock options were exercised at a price of $2.50 for total proceeds of $32,500 on January 28th. The Company hasn’t received the proceeds by March 31, 2016.

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

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2015	4,786,577	$0.53	-	$21.99	$8.02
Granted	357,833	7.71	-	9.45	8.01
Exercised	(13,000)		2.50		2.50
Forfeitures	(48,250)	0.55	-	16.91	11.50
Options outstanding at March 31, 2016	5,083,160	$0.55	-	$21.99	$8.00

As of March 31, 2016, there was approximately $4.6 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.16 years.

6.     Net Loss Per Share

The following summarizes the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,257)	$(8,114)
Weighted-average number of common shares—basic and diluted	32,292,106	27,641,565
Net loss per share—basic and diluted	$(0.32)	$(0.29)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Three Month Ended March 31,
	2016	2015
Stock options	5,083,160	4,838,540
Warrants to purchase common stock	-	208,333
Total	5,083,160	5,046,873

7.      Related-Party Transactions

Legal fees of approximately $22,000 were incurred to a law firm for legal services rendered in which a former director of the Company is a senior partner in the three months ended March 31, 2015. The Company had outstanding accounts payable to the same firm in the amount of approximately $12,000 as at March 31, 2015. No related-party transaction incurred in the three months ended March 31, 2016.

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

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $140.9 million. We had net losses of $10.3 and $8.1 million for three months ended March 31, 2016 and 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2016, we had 83 employees.

Recent Events:

Clinical trial and construction of the new manufacturing facility Highlights

As of March 2016, XBiotech has achieved significant milestones with it's Xilonix™ and 514G3 programs.  Enrollment on a Phase III Symptomatic Colorectal Cancer Study has been completed, with enrollment of 335 subjects.  Because the study endpoints were satisfactorily met, XBiotech decided to proceed with the submission of a Marketing Authorization Application to the European Medicines Agency, and possibly other foreign regulatory authorities. Additionally, the Staphylococcus Aureus Bacteremia Phase I and II Study with a brand new antibody therapy, 514G3, has completed enrollment for Phase I. Phase II commenced once it was established that there were no dose-related toxicities in Phase I.

There was significant progress in the Q1 2016 with regard to construction of the new manufacturing facility located in Austin Texas.  During the Quarter the build out of the interior administrative and lab spaces continued.  Installation of HVAC equipment and duct work, ceiling and wall panels as part of the clean room construction activities also progressed.  Construction of utility systems to support manufacturing, including electrical, the purified water system, and gas distribution systems began in Q1 and is progressing on schedule.  While construction has moved forward significantly, additional delays due to long lead time equipment procurement have been incurred.  XBiotech now anticipates final building completion in the August 2016 time frame with plant shakedown and validation starting immediately thereafter.  We should begin producing antibody to support registration of the new facility late in Q3 2016.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2016, we have recorded total research and development expenses, including share-based compensation, of $108.9 million. Our total research and development expenses for the three months ended March 31, 2016 and 2015 were $7.8 million and $6.8 million, respectively. Share-based compensation accounted for $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2016 and 2015 were 76% and 83%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2016 and 2015, were 86% and 91%, respectively.

As planned, our clinical costs have increased as we advanced Xilonix™ as an anti-cancer therapy for treating last-line metastatic colorectal cancer, under a regulatory pathway through Phase III clinical trials in the US, Europe, Australia and Israel. We will further expand the studies to South America and Canada, with all territories expected to be active during Q2 2016. Our clinical study underway in Europe, that is regulated by the European Medicines Agency (EMA), completed enrollment in November, 2015. The submission for marketing approval to the EMA was completed in March 2016 which could position the Company to generate related revenues in 2017 if it receives EMA marketing approval and the Company successfully completes its commercialization plan for Xilonix™.

The clinical research and development costs will also increase as we have launched a Phase I and II clinical study of novel True Human™ therapeutic antibody for treating serious infections due to Staphylococcus aureus in the U.S. We expect to complete expansion of this study into Europe, South Korea and Taiwan for participation in the Phase II portion by the end of Q3 2016.

The Company’s plans to pursue an advanced regulatory path for Pyoderma Gangrenosum is on hold indefinitely while we await the outcome of other programs in later stages of development. In the meantime, based on the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success as well as commercial potential. For R&D candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

Due to the fact that our drug candidates are in the early stage of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from our research and development projects.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2016 and 2015 were $2.4 million and $1.4 million, respectively. Share-based compensation accounted for $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

Determination of the Fair Value of Stock-Based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our stock-based compensation expenses, net loss, and net loss per common share could be significantly different. Prior to our IPO in April 2015, we issued common stock for cash consideration to new investors. We believe that such transactions represent the best evidence of fair value of our common stock. Therefore, we used the sales price of our common stock during the three months ended March 31,2015 as the fair value of our common stock.

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended March 31,
	2016			2015
Dividend yield		-			-
Expected volatility	65%	-	68%		68%
Risk-free interest rate	1.31%	-	1.82%	1.39%	-	2.12%
Expected life (in years)	5	-	10	5	-	10
Weighted-average grant date fair value per share		$8.01			$9.56

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

Results of Operations

Revenue

We did not record any revenue during the three months ended March 31, 2016 and 2015.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$1,858	$1,430	$428	30%
Laboratory and manufacturing supplies	776	1,335	(559)	(42%)
Clinical trials and sponsored research	3,656	2,689	967	36%
Stock-based compensation	597	456	141	31%
Other	925	874	51	6%
Total	$7,812	$6,784	$1,028	15%

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

Research and development expenses increased by $10.0 million to $7.8 million for the three months ended March 31, 2016, compared to $6.8 million for the three months ended March 31, 2015. This increase was principally due to a $10.0 million increase in clinical trial activities mainly in Europe and the US. Labor costs also increased due to the increase of current employee’s salaries and increase in the size of the workforce from 39 to 75.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$527	$199	$328	165%
Patent filing expense	146	227	(81)	(36%)
Stock-based compensation	1,219	767	452	59%
Professional fees	92	132	(40)	(30%)
Other	452	96	356	371%
Total	$2,436	$1,421	$1,015	71%

General and administrative expense increased by $1.0 million to $2.4 million for the three months ended March 31, 2016, compared to $1.4 million for the three months ended March 31, 2015. The increase was primarily related to increase in stock–based compensation expenses of $0.5 million, due to the grant of stock options to board members in 2016 that were immediately vested. The increase is also due to higher salaries and related expenses in 2016 because of the growing size of our workforce and a $135,100 bonus payment to an executive officer in March 2016.

Other income

The following table summarizes other income (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign exchange gain	$(9)	$91
Total	$(9)	$91

Other income consists primarily of a $9 thousand loss for the three months ended March 31, 2016 compared to a $91 thousand gain for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2016, we have funded our operations principally through the private placement of equity securities, which have provided aggregate cash proceeds of approximately $221.0 million. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2016	2015
Operating activities	$(9,947)	$(6,531)
Investing activities	(2,917)	(571)
Financing activities	-	2,107
Effect of foreign exchange rate on cash and cash equivalents	38	(98)
Net change in cash and cash equivalents	$(12,826)	$(5,093)

During the three months ended March 31, 2016 and 2015, our operating activities used net cash of $9.9 million and $6.5 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to increases in clinical trial activities in Europe and the US and the labor cost.

During the three months ended March 31, 2016 and 2015, our investing activities used net cash of $2.9 million and $0.6 million, respectively. We spent approximately $2.6 million more on the construction of new facilities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

During the three months ended March 31, 2015, our financing activities provided net cash proceeds of $2.1 million and no cash provided in the three months ended March 31, 2016. During the three months ended March 31, 2015, we received requests from investors for the exercise of warrants to purchase a total of 164,999 shares of common stock at $15.00 per share for a total of approximately $2.4 million in net proceeds, and we also incurred deferred offering costs of $712 thousand, which consist of direct incremental legal, accounting and other professional service fees related to our IPO. In January 2015, we received the previously outstanding subscription receivable in the amount of $410 thousand.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $78.2 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. Rent expense was $179 thousand and $105 thousand for the three months ended March 31, 2016 and 2015, respectively. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of March 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$1,348	$452	$896	$—
Total contractual obligations	$1,348	$452	$896	$—

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Both the federal case and the California case are in the early procedural stages. On February 24th, 2016, following a proceeding to select a lead plaintiff in the federal case, the court issued an order appointing Mr. Kresimir Corak as lead plaintiff. The plaintiff filed an amended complaint in the federal case on April 8th, 2016.  In the California case, we expect the plaintiffs to file an amended complaint in May 2016, and we anticipate making certain procedural motions also in May 2016. No trial or other dates have been set.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2016	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2016	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

