Form 10-Q
period 2016-06-30
XBiotech Inc.
filed 2016-08-12
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016, there were 32,442,865 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016

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
4

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,798	$91,051
Prepaid expenses and other current assets	1,530	1,990
Total current assets	66,328	93,041
Property and equipment, net	9,779	5,946
Building construction in progress	17,094	10,371
Total assets	$93,201	$109,358

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,494	$4,825
Accrued expenses	1,882	1,466
Total current liabilities	10,376	6,291
Deferred rent	21	17
Total liabilities	10,397	6,308

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 32,428,676 and 32,279,106 shares outstanding at June 30, 2016 and December 31, 2015, respectively	237,523	233,902
Accumulated other comprehensive loss	(190)	(201)
Accumulated deficit	(154,529)	(130,651)
Total shareholders’ equity	82,804	103,050
Total liabilities and shareholders’ equity	$93,201	$109,358

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$11,216	$4,382	$19,028	$11,167
General and administrative	2,399	2,039	4,835	3,459
Total operating expenses	13,615	6,421	23,863	14,626
Loss from operations	(13,615)	(6,421)	(23,863)	(14,626)

Other loss:
Foreign exchange loss	(7)	(323)	(16)	(232)
Total other loss	(7)	(323)	(16)	(232)
Net loss	$(13,622)	$(6,744)	$(23,879)	$(14,858)
Net loss per share—basic and diluted	$(0.42)	$(0.22)	$(0.74)	$(0.50)
Shares used to compute basic and diluted net loss per share	32,378,412	31,287,855	32,333,199	29,474,783

See accompanying notes.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(13,622)	$(6,744)	$(23,879)	$(14,858)
Foreign currency translation adjustment	(26)	317	12	219
Comprehensive loss	$(13,648)	$(6,427)	$(23,867)	$(14,639)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(23,879)	$(14,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	350	341
Share-based compensation expense	2,914	2,469
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	460	(2,560)
Accounts payable	1,536	144
Accrued expenses	416	(937)
Deferred rent	5	7
Net cash used in operating activities	(18,198)	(15,394)

Investing activities
Purchase of property and equipment	(3,602)	(726)
Expenditure on building construction	(5,172)	(1,484)
Net cash used in investing activities	(8,774)	(2,210)

Financing activities
Issuance of common stock and warrants, net	-	76,025
Issuance of common stock under stock option plan	707	678
Collection of subscription receivable	-	410
Deferred offering costs	-	325
Net cash provided by financing activities	707	77,438
Effect of foreign exchange rate on cash and cash equivalents	12	219

Net change in cash and cash equivalents	(26,253)	60,053
Cash and cash equivalents, beginning of period	91,051	57,329
Cash and cash equivalents, end of period	$64,798	$117,382

Supplemental Information:
Accrued purchases of property and equipment	581,193	54,241
Accrued expenditure on building construction	1,550,270	-

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

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. In the Company’s opinion, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016. The results of operations for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

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

Prior to the completion of its initial public offering in April 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the prices at which the Company sold shares of its common stock to third parties and external market conditions affecting the biotechnology industry sector.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2016 and 2015 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$587	$521	$1,184	$976
General and administrative	$511	$726	$1,730	$1,493
Total share-based compensation expense	$1,097	$1,247	$2,914	$2,469

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
Dividend yield		-			-			-			-
Expected volatility	65%	-	70%		71%		65%	-	70%	68%	-	71%
Risk-free interest rate	1.16%	-	1.51%	1.07%	-	2.42%	1.16%	-	1.82%	1.07%	-	2.42%
Expected life (in years)	5.25	-	6.25	3	-	10	5	-	10	3	-	10
Weighted-average grant date fair value per share		$8.17			$13.01			$6.64			$11.49

No related tax benefits were recognized for the three months and six months ended June 30, 2016 and 2015.

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
12

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

At June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2016 and December 31, 2015, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements and vehicles are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

• Furniture and fixtures (in years)	7

• Office equipment (in years)	5

• Leasehold improvements	Shorter of asset’s useful life or remaining lease term

• Scientific equipment (in years)	5

• Vehicles (in years)	5

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Building Construction in Progress

Building construction in progress consists of the accumulated expenditures to build the new XBiotech manufacturing facility located in Austin, Texas, which includes the cost for land clearing, architecture design, engineering services, city permits, installation of utilities, construction materials and labor and construction management. Once the building is completed and placed into service, the Company will commence depreciation over its estimated useful life. As of June 30, 2016, the Company plans to spend $2.2 million more on construction and $6.7 million more on equipment, based on the forecast.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2016.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that the adoption of ASU 2014-15 will have on its financial statements.

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

From January to March 2015, warrants to purchase a total of 164,999 shares of common stock were exercised at $15.00 per share for a total of $2.4 million in proceeds. Also, the Company received approximately $8,000 in January 2015 from 15,000 exercised stock options at $0.55 per share.

On April 17, 2015, the Company sold 4.0 million shares of common stock at $19.00 per share in its Initial Public Offering (“IPO”) resulting in net proceeds of $70.6 million.

From April to June 2015, excluding the IPO, the Company issued 208,333 shares of common stock for total proceeds of approximately $3.1 million from the exercise of warrants by common stock shareholders. Also, the Company received $0.7 million from 106,000 exercised stock options.

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

From April to June 2016, 136,570 shares of common stock were issued upon the exercise of stock options at a price of $ 2.50 to $15 per share for a total of $674,758.

5. Common Stock Options

On each of November 11, 2005 and March 13, 2015, the board of directors of the Company adopted a stock option plan (collectively, “the Plans”) pursuant to which the Company may grant stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

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

The number of common shares reserved for issuance to any one person pursuant to the Plans shall not, in aggregate, exceed 5% of the total number of outstanding common shares. The exercise price per common share under each option will be the fair market value of such shares at the time of the grant. Upon stock option exercise, the Company issues new shares of common stock.

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2015	4,786,577	$0.53	-	$21.99	$8.56
Granted	357,833	7.71	-	9.45	8.01
Exercised	(13,000)		2.50		2.50
Forfeitures	(48,250)	0.55	-	16.91	11.50
Options outstanding at March 31, 2016	5,083,160	$0.55	-	$21.99	$8.00
Granted	398,500	10.00	-	19.10	13.43
Exercised	(136,570)	2.50	-	15.00	4.96
Forfeitures	(63,375)	7.71	-	16.97	8.87
Options outstanding at June 30, 2016	5,281,715	$0.77	-	$21.99	8.48

As of June 30, 2016, there was approximately $6.4 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.96 years.

6. Net Loss Per Share

The following summarizes the computation of basic and diluted net loss per share for the three months and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(13,622)	$(6,744)	$(23,879)	$(14,858)
Weighted-average number of common shares—basic and diluted	32,378,412	31,287,855	32,333,199	29,474,783
Net loss per share—basic and diluted	$(0.42)	$(0.22)	$(0.74)	$(0.50)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Six Months ended June 30,
	2016	2015
Stock options	5,281,715	4,952,068
Total	5,281,715	4,952,068

7. Commitment and Contingencies

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

In February 24, 2016, following a proceeding to select a lead plaintiff in the federal case, the court issued an order appointing Mr. Kresimir Corak as lead plaintiff.  The plaintiff filed an amended complaint in the federal case on April 8, 2016. We filed a motion to dismiss brief with the court on May 23, 2016, while plaintiffs filed a response brief on July 7, 2016.  In the California case, the plaintiffs filed an amended complaint on June 7, 2016. We responded with a demurrer in August 2016. No trial or other dates have been set in either case. We are unable to estimate the outcome of this matter or resulting financial impact to us, if any.

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

We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $154.5 million. We had net losses of $13.6 million and $23.9 million for three months and six months ended June 30, 2016, respectively, compared to $6.7 million and $14.9 million for three months and six months ended June 30, 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2016, we had 88 employees.

Recent Events:

During the second quarter, XBiotech presented pivotal trial data for Xilonix™ for the treatment of advanced colorectal cancer (CRC) at European Society of Medical Oncology (ESMO) World Congress in Barcelona, Spain.

XBiotech’s marketing authorization application for Xilonix™ for the treatment of colorectal cancer remains on schedule to possibly achieve a decision in 2016 by the European Medicines Agency Committee for Medicinal Products for Human Use (CHMP).

Construction continued during Q2 2016 on the new manufacturing facility located in Austin, Texas. During the quarter, the build out of the interior administrative and lab spaces continued on schedule. XBiotech anticipates final building completion in August 2016 with plant shakedown and validation starting immediately thereafter.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2016, we have recorded total research and development expenses, including share-based compensation, of $120.1 million. Our total research and development expenses for the three months and six months ended June 30, 2016 were $11.2 million and $19.0 million, respectively, compared to $4.4 million and $11.2 million for the three months and six months ended June 30, 2015, respectively. Share-based compensation accounted for $0.6 million and $1.2 million for the three months and six months ended June 30, 2016, respectively, compared to $0.5 million and $1.0 million for the three months and six months ended June 30, 2015, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2016 were 82% and 80%, respectively, compared to 68% and 76% for the three months and six months ended June 30, 2015, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2016 were 88% and 87%, respectively, compared to 75% and 84% for the three months and six months ended June 30, 2015, respectively.

Based  on  the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success as well as commercial potential. For R&D candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

Increased research and development costs were anticipated and primarily due to Phase II and Phase III studies related to XBiotech’s wholly-owned R&D programs in Xilonix™ and 514G3.

Due to the fact that our drug candidates are in the early stage of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from our research and development projects.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2016 were $2.4 million and $4.8 million, respectively, compared to $2.0 million and $3.5 million for the three months and six months ended June 30, 2015, respectively. Share-based compensation accounted for $0.5 million and $1.7 million for the three months and six months ended June 30, 2016, respectively, compared to $0.7 million and $1.5 million for the three months and six months ended June 30, 2015, respectively.

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

Determination of the Fair Value of Stock-Based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our stock-based compensation expenses, net loss, and net loss per common share could be significantly different. Prior to our IPO in April 2015, we issued common stock for cash consideration to new investors. We believe that such transactions represent the best evidence of fair value of our common stock. Therefore, we used the sales price of our common stock during the three months and six months ended June 30, 2015 as the fair value of our common stock.

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend yield	-	-
Expected volatility	65%-70%	71%	65%-70%	68%-71%
Risk-free interest rate	1.16%-1.51%	1.07%-2.42%	1.16%-1.82%	1.07%-2.42%
Expected life (in years)	5.25-6.25	3-10	5-10	3-10
Weighted-average grant date fair value per share	$8.17	$13.01	$6.64	$11.49

We have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future, which is consistent with our past practice. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method when the stock option includes “plain vanilla” terms. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. For stock options that did not include “plain vanilla” terms we used the contractual life of the stock option as the expected life. Such stock options consisted primarily of options issued to our board of directors that were immediately vested at issuance. Due to the lack of sufficient trading history for our common stock, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.

We based our estimate of pre-vesting forfeitures, or forfeiture rate, on historical forfeiture rates. We apply the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expenses, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Results of Operations

Revenue

We did not record any revenue during the three months and six months ended June 30, 2016 and 2015.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$1,980	$1,546	$434	28%
Laboratory and manufacturing supplies	2,762	704	2,058	292%
Clinical trials and sponsored research	4,657	715	3,942	551%
Stock-based compensation	587	521	66	13%
Other	1,230	896	334	37%
Total	$11,216	$4,382	$6,834	156%

	Six Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$3,837	$2,976	861	29%
Laboratory and manufacturing supplies	3,538	2,039	1,499	74%
Clinical trials and sponsored research	8,313	3,405	4,908	144%
Stock-based compensation	1,184	976	208	21%
Other	2,156	1,771	385	22%
Total	19,028	11,167	7,861	70%

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

Research and development expenses increased by 156% to $11.2 million for the three months ended June 30, 2016 compared to $4.4 million for the three months ended June 30, 2015 Research and development expenses increased by 70% to $19.0 million for the six months ended June 30, 2016 compared to $11.2 million for the six months ended June 30, 2015.

The three month increase in research and development expenses was mainly due to a $3.9 million increase in clinical trial activities, related to a trial expanded from a U.S. trial to a global trial. In addition there was a continued increase in laboratory and manufacturing supplies expense due to the increase of the manufacturing activities as well as preparation for new building supplies. Salaries and related expenses continued to increase related to the growing size of the workforce.

Compared to the six months ended June 30, 2015, the research and development expense increase in the six months ended June 30, 2016 was primarily caused by a substantial growth in the clinical trial activity, mainly in Europe, the US and Asia. The laboratory and manufacturing supplies increase was principally due to the manufacturing activities as well as the research activities. Labor costs also increased due to an increase of current employee’s salaries and an increase in the size of the Research and Development workforce from 40 to 77.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$386	$410	$(24)	(6%)
Patent filing expense	207	256	(49)	(19%)
Stock-based compensation	511	726	(215)	(30%)
Professional fees	768	290	478	165%
Other	527	357	170	48%
Total	$2,399	$2,039	$360	18%

	Six Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$913	$609	$304	50%
Patent filing expense	353	483	(130)	(27%)
Stock-based compensation	1,730	1,493	237	16%
Professional fees	860	422	438	104%
Other	979	452	527	117%
Total	$4,835	$3,459	$1,376	40%

General and administrative expenses increased 18% to $2.4 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. General and administrative expenses increased 40% to $4.8 million for the six months ended June 30, 2015 compared to $3.5 million for the six months ended June 30, 2015.

The three months increase was primarily related to a $0.5 million increase in public relations fees. The decrease in stock–based compensation expenses of $0.2 million due to the grant of stock options to new employees by the Company from April 1, 2015 to June 30, 2016, which offset the total increase. Other expenses also increased including the increase in insurance and recruiting activities.

The six months increase was principally due to the growing of our workforce, an increase in stock-based compensation and the $0.5 million increase in public relations fees. The increase in salaries and related expenses was due to new employees in the general and administrative department, including the Chief Financial Officer. Stock-based compensation also increased due to the grant of stock options to board members in Q1 2016 that were immediately vested. Other reasons for increases included insurance, travel expense and recruiting activities.

Other income

The following table summarizes other income (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Foreign exchange gain (loss)	$(7)	$(323)	$(16)	$(232)
Total	$(7)	$(323)	$(16)	$(232)

Other income consists primarily of a $7 thousand foreign exchange loss for the three months ended June 30, 2016, compared to a $323 thousand loss for the three months ended June 30, 2015. Also, foreign exchange loss for the six months ended June 30, 2016 was $16 thousand, compared to $232 thousand for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2016, we have funded our operations principally through the sales of equity securities in private and public transactions, which have provided aggregate cash proceeds of approximately $221.7 million. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2016	2015
Operating activities	$(18,198)	$(15,394)
Investing activities	(8,774)	(2,210)
Financing activities	707	77,438
Effect of foreign exchange rate on cash and cash equivalents	12	219
Net change in cash and cash equivalents	$(26,253)	$60,053

During the six months ended June 30, 2016 and 2015, our operating activities used net cash of $18.2 million and $15.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was mainly due to increases in clinical trial activities, labor cost and manufacturing supplies.

During the six months ended June 30, 2016 and 2015, our investing activities used net cash of $8.7 million and $2.2 million, respectively. We spent approximately $3.4 million more on the construction of new facilities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, our financing activities provided net cash proceeds of $0.7 million and $77.4 million, respectively. During the six months ended June 30, 2016, employees exercised stock options to purchase a total of 149,570 shares of common stock. In April 2015, we sold an aggregate of 4,000,000 shares of our common stock at a price of $19.00 per share and received IPO proceeds of $76.0 million and incurred offering costs of $5.4 million, which consisted of underwriters’ commission direct incremental legal, accounting and other professional service fees related to our IPO.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. Rent expense was $180 thousand and $197 thousand for the three months ended June 30, 2016 and 2015, respectively. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of June 30, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$1,235	$455	$780	$—
Total contractual obligations	$1,235	$455	$780	$—

New building construction was set to complete at the end of August, 2016, per our contract. The construction is now set to be completed at the end of September 2016. The total estimated future payment to our general contractor is $8.9 million. The last payment is expected to occur in Q3 2016.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

The Company is not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. The Company currently engages in no hedging activities.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 24, 2016, following a proceeding to select a lead plaintiff in the federal case, the court issued an order appointing Mr. Kresimir Corak as lead plaintiff.  The plaintiff filed an amended complaint in the federal case on April 8, 2016. We filed a motion to dismiss brief with the court on May 23, 2016, while plaintiffs filed a response brief on July 7, 2016.  In the California case, the plaintiffs filed an amended complaint on June 7, 2016. We responded with a demurrer in August 2016. No trial or other dates have been set in either case.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

On August 11th, the Company’s Chief Financial Officer Scott Whitehurst announced that due to health reasons he was retiring. His resignation from his position at XBiotech was effective immediately.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2016	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

