Form 10-Q
period 2016-09-30
XBiotech Inc.
filed 2016-11-14
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	N/A
(State of Incorporation)	(IRS Employer Identification No.)

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

As of November 14, 2016, there were 32,463,692 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,793	$91,051
Prepaid expenses and other current assets	2,048	1,990
Total current assets	48,841	93,041
Property and equipment, net	10,082	5,946
Building construction in progress	19,369	10,371
Total assets	$78,292	$109,358

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,465	$4,825
Accrued expenses	2,176	1,466
Total current liabilities	6,641	6,291
Deferred rent	22	17
Total liabilities	6,663	6,308

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 32,443,792 and 32,279,106shares outstanding at September 30, 2016 and December 31, 2015, respectively	238,808	233,902
Accumulated other comprehensive loss	(166)	(201)
Accumulated deficit	(167,013)	(130,651)
Total shareholders’ equity	71,629	103,050
Total liabilities and shareholders’ equity	$78,292	$109,358

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$9,774	$9,731	$28,801	$20,897
General and administrative	2,685	1,083	7,521	4,542
Total operating expenses	12,459	10,814	36,322	25,439
Loss from operations	(12,459)	(10,814)	(36,322)	(25,439)

Other income (loss):
Foreign exchange gain (loss)	(25)	78	(41)	(155)
Total other income (loss)	(25)	78	(41)	(155)
Net loss	$(12,484)	$(10,736)	$(36,363)	$(25,594)
Net loss per share—basic and diluted	$(0.38)	$(0.33)	$(1.12)	$(0.84)
Shares used to compute basic and diluted net loss per share	32,436,207	32,050,565	32,367,588	30,342,741

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(12,484)	$(10,736)	$(36,363)	$(25,594)
Foreign currency translation adjustment	24	(77)	36	142
Comprehensive loss	$(12,460)	$(10,813)	$(36,327)	$(25,452)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(36,363)	$(25,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	525	510
Share-based compensation expense	4,040	3,355
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	(1,496)
Accounts payable	(2,074)	1,124
Accrued expenses	710	(524)
Deferred rent	6	12
Net cash used in operating activities	(33,214)	(22,613)

Investing activities
Purchase of property and equipment	(4,215)	(1,959)
Expenditure on building construction	(7,731)	(4,687)
Net cash used in investing activities	(11,946)	(6,646)

Financing activities
Issuance of common stock and warrants, net	-	76,055
Issuance of common stock under stock option plan	866	678
Collection of subscription receivable	-	410
Deferred offering costs	-	325
Net cash provided by financing activities	866	77,468
Effect of foreign exchange rate on cash and cash equivalents	36	142

Net change in cash and cash equivalents	(44,258)	48,351
Cash and cash equivalents, beginning of period	91,051	57,329
Cash and cash equivalents, end of period	$46,793	$105,680

Supplemental Information:
Accrued purchases of property and equipment	446	178
Accrued expenditures on building construction	1,267	1,034

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

In 2005, the Company began to develop a new framework for commercial manufacturing, using technology that required less capital and fewer operators and provided greater flexibility than standard industry practices.

With the manufacturing capability to produce its True HumanTM antibody therapy, in 2010 the Company began a clinical trial program. The first clinical trial program at MD Anderson Cancer Center began treating the sickest cancer patients irrespective of tumor type. Soon thereafter, the Company used the same antibody therapy in various clinical studies at treatment centers around the U.S. and abroad to investigate the antibody effect in patients that had vascular disease, leukemia, type 2 diabetes, psoriasis or acne. As of September 30, 2016, XBiotech's lead product, Xilonix™ is in Phase III clinical trials in the United States with a Fast Track designation by the U.S. Food and Drug Administration (FDA). In Europe, Xilonix™ Phase III clinical trials have been completed, and the therapy is under review following the validation of its Market Authorization Application by the European Medicines Agency (EMA).

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

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. In the Company’s opinion, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with US GAAP have been omitted from these interim unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016. The results of operations for the three month and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

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

Prior to the completion of its initial public offering in April 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the prices at which the Company sold shares of its common stock to third parties and external market conditions affecting the biotechnology industry sector. After the initial public offering, the fair market value is calculated by using the closing price of the Company’s common stock as reported by NASDAQ.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2016 and 2015 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$565	$701	$1,749	$1,677
General and administrative	$561	$185	$2,291	$1,678
Total share-based compensation expense	$1,126	$886	$4,040	$3,355

Share-based compensation expense of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2016			2015			2016			2015
Dividend yield		-			-			-			-
Expected volatility		70%			66%		65%	-	70%	66%	-	71%
Risk-free interest rate	1.09%	-	1.60%	1.75%	-	1.93%	1.09%	-	1.82%	1.07%	-	2.42%
Expected life (in years)	5.26	-	10.00		10		5	-	10	3	-	10
Weighted-average grant date fair value per share		8.50			16.91			7.09			17.99

No related tax benefits were recognized for the three months and nine months ended September 30, 2016 and 2015.

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

At September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2016 and December 31, 2015, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements and vehicles are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land which is not depreciated and construction in process which has not yet been placed in service. The useful lives are as follows:

• Furniture and fixtures	7 years

• Computers and office equipment	5 years

• Scientific equipment	5 years

• Leasehold improvements	Shorter of asset’s useful life or remaining lease term

• Vehicles	5 years

Costs of major additions and betterments are capitalized. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the property and equipment, net, accounts and the resulting gain or loss is recognized. As of September 30, 2016, XBiotech plans to spend $1.2 million more on construction and $5.6 million more on equipment, based on the forecast.

Building Construction in Progress

The Company is currently preparing its new manufacturing facility to produce registration batches of product. Data from these manufacturing runs will be submitted to EMA to support approval of the new facility. The current plan is to submit that filing at the end of Q1 2017.The facility will not be placed into service until approval has been received.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2016.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. Substantially all of the Company’s operations are in the U.S. geographic segment.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core change with ASU 2016-2 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

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

3. Income Taxes

The Company did not provide for income taxes in 2016 because the Company has projected net losses for all jurisdictions for the full year 2016. The Company has recorded a full valuation allowance for its net deferred tax assets in 2016 and 2015.

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

From October through December 31, 2015, 226,141 shares of common stock were issued upon the exercise of stock option at the price $ 0.53 to $10 per share for a total of $0.6 million.

From January through September 2016, 164,686 shares of common stock were issued upon the exercise of stock options at a price of $ 0.78 to $19.09 per share for a total of $0.9 million.

5. Common Stock Options

On each of November 11, 2005 and March 13, 2015, the board of directors of the Company adopted a stock option plan (collectively, “the Plans”). Options may no longer be granted under the Plan adopted in 2005, and under the Plan adopted in 2015, the Company may grant incentive or non-qualified stock options to directors, officers, employees or consultants of the Company or its affiliates.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2015	4,786,577	$0.53	-	$21.99	$8.56
Granted	357,833	7.71	-	9.45	8.01
Exercised	(13,000)		2.50		2.50
Forfeitures	(48,250)	0.55	-	16.91	11.50
Options outstanding at March 31, 2016	5,083,160	$0.55	-	$21.99	$8.00
Granted	398,500	10.00	-	19.10	13.43
Exercised	(136,570)	2.50	-	15.00	4.96
Forfeitures	(63,375)	7.71	-	16.97	8.87
Options outstanding at June 30, 2016	5,281,715	$0.77	-	$21.99	$8.48
Granted	242,000	12.81	-	16.80	13.73
Exercised	(15,116)	0.78	-	19.09	10.51
Forfeitures	(286,625)	10.00	-	15.00	12.98
Options outstanding at September 30, 2016	5,221,974	$0.76	-	$21.99	$7.92

As of September 30, 2016, there was approximately $5.1 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.29 years.

6. Net Loss Per Share

The following summarizes the computation of basic and diluted net loss per share for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(12,484)	$(10,736)	$(36,363)	$(25,594)
Weighted-average number of common shares—basic and diluted	32,436,207	32,050,565	32,367,588	30,342,741
Net loss per share—basic and diluted	$(0.38)	$(0.33)	$(1.12)	$(0.84)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	September 30,
	2016	2015
Stock options	5,221,974	4,998,343
Total	5,221,974	4,998,343

7. Commitments and Contingencies

Regarding the previously disclosed securities class action complaints, a motion to dismiss filed by our counsel in the U.S. District Court for the Western District of Texas was granted with prejudice on October 7, 2016.  Plaintiffs in the California case did not refile in Texas after being given the opportunity, therefore litigation continues in California.  No trial or other dates have been set.  We are unable to estimate the outcome of the California matter or the resulting financial impact to us, if any.

8. Subsequent Events

On September 26, 2016, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, no par value per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of our Common Stock having an aggregate offering price of up to $50,260,000.  Sales of Shares under the Sales Agreement will be made pursuant to the registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on September 1, 2016, and a related Prospectus Supplement filed with the SEC on September 26, 2016. On November 1, 2016, we sold 100,000 shares of common stock at a price of $13.60 per share for a total gross proceeds of approximately $1.36 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have never been profitable and, as of September 30, 2016, we had an accumulated deficit of $167.0 million. We had net losses of $12.5 million and $36.4 million for three months and nine months ended September 30, 2016, respectively, compared to $10.7 million and $25.6 million for three months and nine months ended September 30, 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2016, we had 106 employees.

Recent Events:

XBiotech's marketing authorization application for Xilonix™ for the treatment of colorectal cancer remains on schedule to possibly achieve a decision in 2016 by the European Medicines Agency (EMA).

The phase III colorectal cancer study being conducted under a Fast Track designation from the FDA remains on-track. This study is randomized 2:1 with patients receiving Xilonix™ or placebo plus best supportive care with a primary endpoint of overall survival.

The phase 2 study of Xilonix™ in subjects with Pyoderma Gangrenosum has been completed and data is being finalized.

The Company’s Phase I/II clinical study assessing 514G3 as a treatment of Staphylococcus Aureus Bacteremia remains on course with potential enrollment completion by end of year.

The Company is currently preparing the new manufacturing facility to produce registration batches of product. Data from these manufacturing runs will be submitted to EMA to support approval of the new facility. The current plan is to submit that filing at the end of Q1 2017.The facility will not be placed into service until approval has been received.

Revenues

To date, we have not generated any revenue. Our ability to generate revenue and become profitable depends on our ability to successfully commercialize our lead product candidate, Xilonix™, or any other product candidate we may advance in the future.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates. These expenses consist primarily of salaries and related expenses, share-based compensation, the purchase of equipment, laboratory and manufacturing supplies, facility costs, costs for preclinical and clinical research, development of quality control systems, quality assurance programs and manufacturing processes. We charge all research and development expenses to operations as incurred.

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2016, we have recorded total research and development expenses, including share-based compensation, of $129.9 million. Our total research and development expenses for the three months and nine months ended September 30, 2016 were $9.8 million and $28.8 million, respectively, compared to $9.7 million and $20.9 million for the three months and nine months ended September 30, 2015, respectively. Share-based compensation accounted for $0.6 million and $1.7 million for the three months and nine months ended September 30, 2016, respectively, compared to $0.7 million and $1.7 million for the three months and nine months ended September 30, 2015, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2016 were 78% and 79%, respectively, compared to 90% and 82% for the three months and nine months ended September 30, 2015, respectively. The percentages, excluding share-based compensation, for the three months and nine months ended September 30, 2016 were 81% and 84%, respectively, compared to 91% and 87% for the three months and nine months ended September 30, 2015, respectively.

Based on the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success as well as commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

Increased research and development costs for the nine months ended September 30, 2016 were anticipated and primarily due to Phase II and Phase III studies related to XBiotech’s research and development programs in Xilonix™ and 514G3 as well as laboratory and manufacturing supplies purchased for general manufacturing activities and for the new facility.

Due to the fact that our drug candidates are in the early stage of development, we cannot estimate anticipated completion dates and when we might receive material net cash inflows from our research and development projects.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, professional fees for legal services, and public relations expenses. Our total general and administration expenses for the three months and nine months ended September 30, 2016 were $2.7 million and $7.5 million, respectively, compared to $1.0 million and $4.5 million for the three months and nine months ended September 30, 2015, respectively. Stock-based compensation accounted for $0.6 million and $2.3 million for the three months and nine months ended September 30, 2016, respectively, compared to $0.2 million and $1.7 million for the three months and nine months ended September 30, 2015, respectively.

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

Share-Based Compensation

Share-based awards are measured at fair value at each grant date. We recognize share-based compensation expenses ratably over the requisite service period of the option award.

Determination of the Fair Value of Share-Based Compensation Grants

The determination of the fair value of share-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our share-based compensation expenses, net loss, and net loss per common share could be significantly different. Prior to our IPO in April 2015, we issued common stock for cash consideration to new investors. We believe that such transactions represent the best evidence of fair value of our common stock. After our IPO, we determine that the fair value of common stock equal to the closing price of the Company’s common stock as reported by NASDAQ on the option grant date.

The following summarizes the assumptions used for estimating the fair value of share-based compensation for the stock options granted during the periods indicated:

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2016			2015			2016			2015
Dividend yield		-			-
Expected volatility		70%			66%		65%	-	70%	66%	-	71%
Risk-free interest rate	1.09%	-	1.60%	1.75%	-	1.93%	1.09%	-	1.82%	1.07%	-	2.42%
Expected life (in years)	5.26	-	10.00		10		5	-	10	3	-	10
Weighted-average grant date fair value per share		$8.50			$16.91			$7.09			$17.99

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

We based our estimate of pre-vesting forfeitures, or forfeiture rate, on historical forfeiture rates. We apply the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the share-based compensation expenses, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Results of Operations

Revenue

We did not record any revenue during the three months and nine months ended September 30, 2016 and 2015.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$2,437	$1,581	$856	54%
Laboratory and manufacturing supplies	2,217	1,141	1,076	94%
Clinical trials and sponsored research	3,598	5,059	(1,461)	(29)%
Share-based compensation	565	701	(136)	(19)%
Other	957	1,249	(292)	(23)%
Total	$9,774	$9,731	$43	0%

	Nine Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$6,274	$4,558	$1,716	38%
Laboratory and manufacturing supplies	5,755	3,180	2,575	81%
Clinical trials and sponsored research	11,911	8,463	3,448	41%
Share-based compensation	1,749	1,677	72	4%
Other	3,112	3,018	94	3%
Total	$28,801	$20,896	$7,905	38%

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

Research and development expenses increased to $9.8 million for the three months ended September 30, 2016 compared to $9.7 million for the three months ended September 30, 2015. Research and development expenses increased by 38% to $28.8 million for the nine months ended September 30, 2016 compared to $20.9 million for the nine months ended September 30, 2015.

The three months difference in research and development expenses was mainly due to a $1.5 million decrease in clinical trial activities, related to a Europe trial started in 2015 and completed in early 2016, offset by a continued increase in laboratory and manufacturing supplies expense due to an increase in manufacturing activities as well as manufacturing supplies purchased for the new facility. Salaries and related expenses continued to increase due to the growing size of the workforce.

Compared to the nine months ended September 30, 2015, the research and development expense increase in the nine months ended September 30, 2016 was primarily caused by substantial growth in laboratory and manufacturing operations which led to an increase in purchased supplies. Labor costs also increased due to a rise in current employees’ salaries as well as an increase in the Research and Development workforce from 58 to 80. Clinical trial expenses increased due to an expansion of clinical sites globally.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$445	$235	$210	89%
Patent filing expense	135	172	(37)	(22)%
Share-based compensation	561	185	376	203%
Professional fees	1,063	58	1,005	1733%
Other	481	433	48	11%
Total	$2,685	$1,083	$1,602	148%

	Nine Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$1,358	$844	$514	61%
Patent filing expense	488	655	(167)	(25)%
Share-based compensation	2,291	1,678	613	37%
Professional fees	1,923	480	1,443	301%
Other	1,461	885	576	65%
Total	$7,521	$4,542	$2,979	66%

General and administrative expenses increased 148% to $2.7 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015. General and administrative expenses increased 66% to $7.5 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2015.

The three months increase was primarily related to a $1.0 million increase in fees related to commercialization activities in Europe. The increase in stock–based compensation expense was due to the grant of stock options to board members in September 2016. The increase is also attributable to salaries and related expenses, which continued to increase due to the onboarding of new employees in 2016.

The nine months increase was principally due to a $0.5 million salary increase from growth of our workforce, and a $1.4 million increase in the fees related to commercialization activities in Europe. Share-based compensation also increased by $0.6 million due to the grant of stock options to outside board members in March and September 2016. Other reasons for increases included insurance, travel expense and recruiting activities.

Other income

The following table summarizes other income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange gain(loss)	$(25)	$78	$(41)	$(155)
Total	$(25)	$78	$(41)	$(155)

Other income consists primarily of a $25 thousand foreign exchange loss for the three months ended September 30, 2016, compared to a $78 thousand gain for the three months ended September 30, 2015. Also, foreign exchange loss for the nine months ended September 30, 2016 was $41 thousand, compared to $155 thousand for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2016, we have funded our operations principally through the sales of equity securities in private and public transactions, which have provided aggregate cash proceeds of approximately $287.9 million. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(33,214)	$(22,613)
Investing activities	(11,946)	(6,646)
Financing activities	866	77,468
Effect of foreign exchange rate on cash and cash equivalents	36	142
Net change in cash and cash equivalents	$(44,258)	$48,351

During the nine months ended September 30, 2016 and 2015, our operating activities used net cash of $33.2 million and $22.6 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was mainly due to increases in clinical trial activities, labor cost and manufacturing supplies.

During the nine months ended September 30, 2016 and 2015, our investing activities used net cash of $11.9 million and $6.6 million, respectively. We spent approximately $3.0 million more on the construction of new facilities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We also spent approximately $2.3 million more on scientific equipment during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

During the nine months ended September 30, 2016 and 2015, our financing activities provided net cash proceeds of $0.9 million and $77.5 million, respectively. During the nine months ended September 30, 2016, employees exercised stock options to purchase a total of 164,686 shares of common stock. In April 2015, we sold an aggregate of 4,000,000 shares of our common stock at a price of $19.00 per share and received IPO proceeds of $76.0 million and incurred offering costs of $5.4 million, which consisted of underwriters’ commission as well as direct incremental legal, accounting and other professional service fees related to our IPO.

On September 26, 2016, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, no par value per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of our Common Stock having an aggregate offering price of up to $50,260,000.  Sales of Shares under the Sales Agreement will be made pursuant to the registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on September 1, 2016, and a related Prospectus Supplement filed with the SEC on September 26, 2016.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. Rent expense was $181 thousand and $164 thousand for the three months ended September 30, 2016 and 2015, respectively. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of September 30, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$1,235	$455	$645	$—
Total contractual obligations	$1,235	$455	$645	$—

Concerning the new manufacturing facility, the total estimated future payment to our general contractor is $1.2 million and to purchase new equipment is $5.6 million. The last payment is expected to occur in Q4 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Regarding the previously disclosed securities class action complaints, a motion to dismiss filed by our counsel in the U.S. District Court for the Western District of Texas was granted with prejudice on October 7, 2016.  Plaintiffs in the California case did not refile in Texas after being given the opportunity, therefore litigation continues in California.  No trial or other dates have been set.  We are unable to estimate the outcome of the California matter or the resulting financial impact to us, if any.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

10.1	Common Stock Sales Agreement, dated September 23, 2016, between XBiotech Inc. and H.C. Wainwright & Co. LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2016).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2016	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

