Form 10-Q
period 2017-03-31
XBiotech Inc.
filed 2017-05-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	__
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, there were 35,290,664 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC

THREE MONTHS ENDED MARCH 31, 2017

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2016 filed with the SEC on March 16, 2017, and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,632	$34,324
Prepaid expenses and other current assets	2,453	2,606
Total current assets	57,085	36,930
Property and equipment, net	30,531	10,142
Building construction in progress	-	19,978
Total assets	$87,616	$67,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,697	$4,431
Accrued expenses	2,626	3,532
Total current liabilities	5,323	7,963
Long-term liabilities:
Deferred rent	23	23
Total liabilities	$5,346	$7,986

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,215,222 and 32,627,691 shares outstanding at March 31, 2017 and December 31, 2016, respectively	276,079	242,419
Accumulated other comprehensive income	166	57
Accumulated deficit	(193,975)	(183,412)
Total shareholders’ equity	82,270	59,064
Total liabilities and shareholders’ equity	$87,616	$67,050

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating expenses:
Research and development	$8,188	$7,812
General and administrative	2,083	2,436
Total operating expenses	10,271	10,248
Loss from operations	(10,271)	(10,248)

Other income (loss):
Interest income	49	-
Foreign exchange loss	(341)	(9)
Total other income loss	(292)	(9)
Net loss	$(10,563)	$(10,257)
Net loss per share—basic and diluted	$(0.32)	$(0.32)
Shares used to compute basic and diluted net loss per share	33,291,672	32,292,106

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss	$(10,563)	$(10,257)
Foreign currency translation adjustment	110	38
Comprehensive loss	$(10,453)	$(10,219)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(10,563)	$(10,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296	179
Share-based compensation expense	724	1,817
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	375	408
Accounts payable	(1,835)	(2,348)
Accrued expenses	(905)	250
Deferred rent	-	4
Net cash used in operating activities	(11,908)	(9,947)

Investing activities
Purchase of property and equipment	(607)	(1,543)
Expenditure on building construction	0	(1,374)
Net cash used in investing activities	(607)	(2,917)

Financing activities
Issuance of common stock and warrants, net	32,620	-
Issuance of common stock under stock option plan	93	-
Net cash provided by financing activities	32,713	-
Effect of foreign exchange rate on cash and cash equivalents	110	38

Net change in cash and cash equivalents	20,308	(12,826)
Cash and cash equivalents, beginning of period	34,324	91,051
Cash and cash equivalents, end of period	$54,632	$78,225

Supplemental Information:
Accrued purchases of property and equipment	101	405
Accrued expenditure on building construction	-	1,963
Receivable on issuance of common stock under stock option plan	223	-

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

XBiotech Inc. (“XBiotech” or “the Company”) was incorporated in Canada on March 22, 2005. XBiotech USA, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware, United States (“U.S.”) in November 2007. XBiotech Switzerland AG, a wholly-owned subsidiary of the Company, was incorporated in Zug, Switzerland in August 2010. XBiotech Japan K.K., a wholly-owned subsidiary of the Company, was incorporated in Tokyo, Japan in March 2013. XBiotech Germany GmbH, a wholly-owned subsidiary of the Company, was incorporated in Germany in January 2014. The Company’s headquarters are located in Austin, Texas.

XBiotech Inc. (“XBiotech” or the “Company) is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. The Company believes that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system. The Company’s pipeline consists of product candidates at various stages of development across an array of indications including oncology, dermatology, and other inflammatory conditions such as peripheral vascular disease and type 2 diabetes.

2.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at March 31, 2017 and December 31, 2016, the results of our operations and comprehensive loss for the three month periods ended March 31, 2017 and 2016, and the cash flows for the three month periods ended March 31, 2017 and 2016.

During the first quarter of 2017, management identified a prior year error resulting in an overstatement of clinical trial expenses for the year ended and a corresponding over accrual as of December 31, 2016 of $1 million, resulting in an understatement of clinical trial expenses in Q1 2017.  Management evaluated the impact of the adjustment and determined that the amount is immaterial to the consolidated financial statements for the prior year as well as the expected loss for the current year.  As such, the entire amount was recorded during the three months ended March 31, 2017.

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

Share-based compensation expense recognized for the three months ended March 31, 2017 and 2016 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Research and development	$294	$598
General and administrative	430	1,219
Total share-based compensation expense	$724	$1,817

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2017			2016
Dividend yield		-			-
Expected volatility	65%	-	67%	65%	-	68%
Risk-free interest rate	2.11%	-	2.41%	1.31%	-	1.82%
Expected life (in years)	6.25	-	10	5	-	10
Weighted-average grant date fair value per share		$8.24			$8.01

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German, Swiss, Japanese and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

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

At March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2017 and December 31, 2016, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements, vehicles and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

•	Furniture and fixtures	7 years

•	Office equipment	5 years

•	Leasehold improvements	Shorter of asset’s useful life or remaining lease term

•	Scientific equipment	5 years

•	Vehicles	5 years

•	Building	39 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on XBiotech’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation,” which is intended to simplify several aspects of the accounting for share-based payment award transactions.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The Company adopted this pronouncement effective January 1, 2017. Upon adoption, the Company recognized approximately $491 thousand of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. This part of the guidance is applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $491 thousand of deferred tax assets, the recognition of this provision of ASU 2016-09 had no impact to the Company’s accumulated deficit as of January 1, 2017. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this one-time accounting policy election did not have a material impact on our financial statements.

3.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January through December 2016, 204 thousand shares of common stock were issued upon the exercise of stock options at a price of $0.74 to $19.09 per share for total proceeds of $1.1 million.

From November through December 2016, under the Common Stock Sales Agreement with H.C. Wainwright & Co. LLC, the Company sold 145 thousand shares of common stock at a price between $13.60 to $14.17 per share for total proceeds of $1.8 million.

In February 2017, under the Common Stock Sales agreement with H.C. Wainwright & Co. LLC, the Company sold 87 thousand shares of common stock at a price between $12.09 to $12.37 per share for total proceeds of $1.0 million.

In March 2017, the Company sold 2.4 million shares of common stock for total proceeds of approximately $31.6 million from investors. Also, 66 thousand shares of common stock were issued upon the exercise of stock options at the price between $2.50 to $14.71 per share for total proceeds of $315 thousand.

4.	Common Stock Options

On November 11, 2005 and April 1, 2015, the board of directors of the Company adopted stock option plans (“the Plans”) pursuant to which the Company may grant incentive stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2016	5,188,658	$0.52	-	$21.99	$8.49
Granted	23,000	10.38	-	12.62	11.97
Exercised	(66,410)	2.5	-	14.71	4.75
Forfeitures	(27,125)	0.94	-	19	6.51
Options outstanding at March 31, 2017	5,118,123	$0.94	-	$21.99	$8.57

As of March 31, 2017, there was approximately $3.2 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.12 years.

5.	Commitments and Contingencies

XBiotech Corporate officers, Queena Han (VP of Finance) and John Simard (President and CEO), XBiotech Inc., and certain directors were named defendants in securities class action civil suits filed in federal court at the U.S. District Court for the Western District of Texas, in Austin, Texas and state court at the Los Angeles County Superior Court, in California.  In the California action, the underwriter WR Hambrecht & Co., LLC is also named as a defendant.  These civil suits were filed on December 1, 2015.  The foundation for both suits are similar in that the plaintiffs allege the officers of the Company made false and misleading statements, violating the securities laws, in the IPO documents in April 2015.  Specifically, these alleged false statements in the IPO documents are in relation to the European Phase III clinical trial for Xilonix™.  The allegations focus on a press release posted by XBiotech on November 23, 2015, explaining certain issues with patient data.  Plaintiffs allege the company knew of these issues during the IPO and neglected to disclose them in supporting documentation filed with the Security and Exchange Commission (SEC). As a result of the news release, XBiotech (traded on the NASDAQ) stock declined.  The resulting securities class action lawsuits are seeking relief for plaintiffs who report financial losses due to the alleged false and misleading statements.  In September 2016, a stay was granted in the California case. Plaintiffs were, at that time, left with the opportunity to re-file in Texas prior to the decision on the motion to dismiss. Plaintiffs did not re-file in Texas before the case was dismissed with prejudice in October 2016. Plaintiffs are seeking to re-open the case in California. A hearing to address whether the case should be dismissed, remain stayed, or proceed is rescheduled for June 7, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XBiotech Inc. (“XBiotech” or the “Company) is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. We believe that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system.

We have never been profitable and, as of March 31, 2017, we had an accumulated deficit of $194.0 million. We had net losses of $10.6 million and $10.3 million for three months ended March 31, 2017 and 2016, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2017, we had 103 employees.

Recent Events:

Clinical trial and construction of the new manufacturing facility Highlights

As of March 2017, XBiotech has achieved some significant milestones with its lead product candidate and 514G3 programs.  A Phase III symptomatic colorectal cancer study has been completed and XBiotech proceeded with the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2016. The Company recently announced that the EMA rendered a negative “trend vote” after an Oral Explanation meeting (“OE”) with the Company to discuss the remaining outstanding objections related to the Company’s MAA. A negative trend vote means it is unlikely that a positive Committee for Medicinal Products for Human Use (CHMP) opinion related to the Company’s MAA will be attained at the formal decision vote scheduled in May, and that additional steps would need to be taken to potentially gain marketing approval.

XBiotech also completed enrollment in a second Phase III study, a double-blind placebo controlled study for improving survival in metastatic colorectal cancer. More than 600 patients were randomized in over twenty countries globally and the first interim analysis was successfully completed in February 2017. The second interim analysis is planned in mid June 2017. Furthermore, XBiotech successfully completed its global staphylococcus aureus (S. aureus) bacteremia phase I/ II study with 514G3, a novel True Human™ therapeutic antibody for treating serious infections due to S. aureus and announced top-line results from the study in April.

In August 2016, the Company completed construction of the new manufacturing facility located in Austin, Texas.  The 40,000 square foot facility will provide a significant increase in the Company’s manufacturing and quality operations for production of the Company’s product pipeline. The new facility has increased about ten-fold the Company’s current production capacity.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $54.6 million at March 31, 2017 will enable the Company to achieve several major inflection points, including potential marketing authorization in Europe, completion of ongoing clinical studies in oncology and infectious disease, as well as launching its new manufacturing center. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2017, we have recorded total research and development expenses, including share-based compensation, of $151.8  million. Our total research and development expenses for the three months ended March 31, 2017 and 2016 were $8.2 million and $7.8 million, respectively. Share-based compensation accounted for $0.3 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2017 and 2016 were 80% and 76%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2017 and 2016, were 83% and 86%, respectively.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2017 and 2016 were $2.1 million and $2.4 million, respectively. Share-based compensation accounted for $0.4 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2017 and 2016 were 20% and 24%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2017 and 2016, were 17% and 14%, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenue

We did not record any revenue during the three months ended March 31, 2017 and 2016.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$2,213	$1,858	$355	19%
Laboratory and manufacturing supplies	1,232	776	456	59%
Clinical trials and sponsored research	3,155	3,656	(501)	(14%)
Stock-based compensation	294	597	(303)	(51%)
Other	1,294	925	369	40%
Total	$8,188	$7,812	$376	5%

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

Research and development expenses increased by $0.4 million to $8.2 million for the three months ended March 31, 2017, compared to $7.8 million for the three months ended March 31, 2016. There was a decrease in clinical trials and sponsored research due to the clinical trial expense accrual. A continued increase in laboratory and manufacturing supplies expense occurred due to the increase of manufacturing processing development activities, research activities, quality control activities and the validation of equipment in the new manufacturing facility. Labor costs also increased due to the growing size of the research and development workforce from 75 to 93. We also incurred $276 thousand increase in facility expense due to the facility expense incurred in the new manufacturing building.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$469	$527	$(58)	(11%)
Patent filing expense	186	146	40	27%
Stock-based compensation	430	1,219	(789)	(65%)
Professional fees	415	92	323	351%
Other	583	452	131	29%
Total	$2,083	$2,436	$(353)	(14%)

General and administrative expense decreased $0.3 million to $2.1 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016. The decrease was primarily related to stock–based compensation expenses of $0.8 million, due to the grant of stock options to board members in 2016 Q1 that were immediately vested. The increase in professional fees was attributable to the commercialization activities in Europe and increased corporate legal fee. Other reasons for increases included insurance and facility expense.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	49	-
Foreign exchange loss	$(341)	$(9)
Total	$(292)	$(9)

The $49 thousand of interest income for the three months ended March 31, 2017 is mainly from the interest generated from our Canadian bank account. Foreign exchange loss was mainly due to the fluctuation of the exchange rate between Euro and US dollar.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2017, we have funded our operations principally through the private placement of equity securities, which have provided aggregate cash proceeds of approximately $256.6  million. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2017	2016
Operating activities	$(11,908)	$(9,947)
Investing activities	(607)	(2,917)
Financing activities	32,713	-
Effect of foreign exchange rate on cash and cash equivalents	110	38
Net change in cash and cash equivalents	$20,308	$(12,826)

During the three months ended March 31, 2017 and 2016, our operating activities used net cash of $11.9 million and $9.9 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly due to increases in laboratory and manufacturing supplies, research and development labor and facility expense.

During the three months ended March 31, 2017 and 2016, our investing activities used net cash of $0.6 million and $2.9 million, respectively. The use of cash during the three months ended March 31, 2017 was for the purchase of new research and development equipment. We spent approximately $2.6 million on the construction of new facilities during the three months ended March 31, 2016.

During the three months ended March 31, 2017, our financing activities provided net cash proceeds of $32.7 million and no cash was provided in the three months ended March 31, 2016. During the three months ended March 31, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 66 thousand shares of common stock for a total of approximately $0.3 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the Food and Drug Administration or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $54.6 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2016, we extended the lease for another 4 years. The future minimum lease payments are as follows as of March 31, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$896	$463	$433	$—
Total contractual obligations	$896	$463	$433	$—

Rent expense was $186 thousand and $179 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2016, a stay was granted at the Superior Court for the State of California, Los Angeles County, in Yogina Rezko v. XBiotech Inc., John Simard, Queena Han and WR Hambrecht & Co., LLC, in light of the ongoing case, Linh Tran v. XBiotech Inc., John Simard and Queena Han, in the U.S. District Court for the Western District of Texas, leaving plaintiffs with an opportunity re-file a complaint in Texas. In October 2016, the Texas securities class action lawsuit was dismissed with prejudice. The California plaintiffs did not re-file a complaint in Texas, and thus XBiotech continues to defend against this securities class action lawsuit. A hearing date has been rescheduled for June 7, 2017, has been set at the Superior Court for the State of California, Los Angeles County. We are unable to estimate the outcome of the California matter or the resulting financial impact to us, if any.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

On May 5th, the Company’s Senior Vice President of Operation Kelly Thornburg announced his resignation from his position at XBiotech which was effective immediately

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2017		XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2017	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

