Form 10-Q
period 2017-06-30
XBiotech Inc.
filed 2017-08-08
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2017, there were 35,419,772 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,949	$34,324
Prepaid expenses and other current assets	1,352	2,606
Total current assets	47,301	36,930
Property and equipment, net	30,540	10,142
Building construction in progress	-	19,978
Total assets	$77,841	$67,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,385	$4,431
Accrued expenses	1,278	3,532
Total current liabilities	4,663	7,963
Long-term liabilities:
Deferred rent	22	23
Total liabilities	4,685	$7,986

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,419,772 and 32,627,691 shares outstanding at June 30, 2017 and December 31, 2016, respectively	276,589	242,419
Accumulated other comprehensive income	(326)	57
Accumulated deficit	(203,107)	(183,412)
Total shareholders’ equity	73,156	59,064

Total liabilities and shareholders’ equity	$77,841	$67,050

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$7,399	$11,216	$15,587	$19,028
General and administrative	2,289	2,399	4,372	4,835
Total operating expenses	9,688	13,615	19,959	23,863
Loss from operations	(9,688)	(13,615)	(19,959)	(23,863)

Other income (loss):
Interest income	114	-	164	-
Foreign exchange gain (loss)	441	(7)	99	(16)
Total other income (loss)	555	(7)	263	(16)
Net loss	$(9,133)	$(13,622)	$(19,696)	$(23,879)
Net loss per share—basic and diluted	$(0.26)	$(0.42)	$(0.57)	$(0.74)
Shares used to compute basic and diluted net loss per share	35,320,499	32,378,412	34,311,690	32,333,199

See accompanying notes.

7

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(9,133)	$(13,622)	$(19,696)	$(23,879)
Foreign currency translation adjustment	(493)	(26)	(383)	12
Comprehensive loss	$(9,626)	$(13,648)	$(20,079)	$(23,867)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(19,696)	$(23,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592	350
Share-based compensation expense	896	2,914
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,255	460
Accounts payable	(1,167)	1,536
Accrued expenses	(2,254)	416
Deferred rent	(2)	5
Net cash used in operating activities	(20,376)	(18,198)

Investing activities
Purchase of property and equipment	(890)	(3,602)
Expenditure on building construction	-	(5,172)
Net cash used in investing activities	(890)	(8,774)

Financing activities
Issuance of common stock and warrants, net	32,620	-
Issuance of common stock under stock option plan	654	707
Net cash provided by financing activities	33,274	707
Effect of foreign exchange rate on cash and cash equivalents	(383)	12

Net change in cash and cash equivalents	11,625	(26,253)
Cash and cash equivalents, beginning of period	34,324	91,051
Cash and cash equivalents, end of period	$45,949	$64,798

Supplemental Information:
Accrued purchases of property and equipment	122	581
Accrued expenditure on building construction	-	1,550

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

2.       Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at June 30, 2017 and December 31, 2016, the results of its operations and comprehensive loss for the six month periods ended June 30, 2017 and 2016, and the cash flows for the six month periods ended June 30, 2017 and 2016.

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

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.The Company accounts for forfeitures as they occur rather than on an estimated basis.

Share-based compensation expense recognized for the three and six months ended June 30, 2017 and 2016 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$(273)	$587	$21	$1,184
General and administrative	1,171	511	1,601	1,730
Total share-based compensation expense	$898	$1,098	$1,622	$2,914

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
Dividend yield		-			-			-			-
Expected volatility		67%		65%	-	70%	65%	-	67%	65%	-	70%
Risk-free interest rate	1.83%	-	1.97%	1.16%	-	1.51%	1.83%	-	2.41%	1.16%	-	1.82%
Expected life (in years)	5.38	-	6	5.25	-	6.25	5.38	-	10	5	-	10
Weighted-average grant date fair value per share		4.66			8.17			4.85			6.64

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

At June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2017 and December 31, 2016, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2017.

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

In March 2017, the Company sold 2.4 million shares of common stock for total proceeds of approximately $31.6 million from investors. Also, in March 2017, 66 thousand shares of common stock were issued upon the exercise of stock options at the price between $2.50 to $14.71 per share for total proceeds of $315 thousand.

From April to June 2017, 204 thousand shares of common stock were issued upon the exercise of stock options at a price of $0.93 to $10 per share for a total of $454 thousand.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2016	5,188,658	$0.52	-	$21.99	$8.49
Granted	880,000	4.24	-	12.62	4.85
Exercised	(387,167)	0.93	-	14.71	2.27
Forfeitures	(235,370)	0.94	-	21.99	14.26
Options outstanding at June 30, 2017	5,446,121	$0.94	-	$21.99	$8.09

As of June 30, 2017, there was approximately $3.5 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.53 years.

5.        Commitments and Contingencies

XBiotech Corporate officers, Queena Han (VP of Finance) and John Simard (President and CEO), XBiotech Inc., and certain directors were named defendants in securities class action civil suits filed in federal court at the U.S. District Court for the Western District of Texas, in Austin, Texas and state court at the Los Angeles County Superior Court, in California.  In the California action, the underwriter WR Hambrecht & Co., LLC was also named as a defendant.  These civil suits were filed on December 1, 2015.  The foundation for both suits are similar in that the plaintiffs allege the officers of the Company made false and misleading statements, violating the securities laws, in the IPO documents in April 2015.  Specifically, these alleged false statements in the IPO documents are in relation to the European Phase III clinical trial for Xilonix™.  The allegations focus on a press release posted by XBiotech on November 23, 2015, explaining certain issues with patient data.  Plaintiffs allege the company knew of these issues during the IPO and neglected to disclose them in supporting documentation filed with the Security and Exchange Commission (SEC). As a result of the news release, XBiotech (traded on the NASDAQ) stock declined.  The resulting securities class action lawsuits are seeking relief for plaintiffs who report financial losses due to the alleged false and misleading statements.  In September 2016, a stay was granted in the California case. Plaintiffs were, at that time, left with the opportunity to re-file in Texas prior to the decision on the motion to dismiss. Plaintiffs did not re-file in Texas before the case was dismissed with prejudice in October 2016. Plaintiffs sought to re-open the case in California. A hearing to address whether the case should be dismissed, was scheduled June 7, 2017. At the hearing, counsel for XBiotech argued that California was a forum non conveniens given the nexus of the allegations in the suit took place in Texas. The judge granted the forum non conveniens motion, finding that the case does not belong in California. As a result, the case is stayed rather than dismissed per California procedural rules. Plaintiffs were compelled to re-file in Texas.

A status conference on the California case is tentatively scheduled for January 2018. Meanwhile, the plaintiffs re-filed their suit in Travis County district court, located in Austin, Texas, on July 6, 2017. A hearing date has yet to be scheduled in this matter.

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

We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of $203.1 million. We had net losses of $9.1 million and $19.7 million for the three months and six months ended June 30, 2017, respectively, compared to $13.6 million and $23.9 million for the three months and six months ended June 30, 2016, respectively. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2017, we had 60 employees compared to 103 as of March 31, 2017. This decrease was due to a re-orgainization of the Company that occurred following the recent material events surrounding the Phase 3 oncology studies.

Recent Events:

Clinical Regulatory Developments

The Company’s Phase III symptomatic colorectal cancer study has been completed and XBiotech proceeded with the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2016. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech is proceeding with the EMA’s re-examination procedure in which new Rapporteurs will be assigned to reevaluate the initial opinion. The Company has retained European counsel and regulatory specialists in Europe to manage the re-examination process, who is following the standard protocol and timetable set by the EMA.

In June 2017 XBiotech reported discontinuation of its second Phase III study, a double-blind placebo controlled study for improving survival in metastatic colorectal cancer, following the Independent Data Monitoring Committee’s (IDMC) second prospectively planned, unblinded interim analysis at 75% of events in the study. The IDMC had no safety concerns from the unblinded analysis. However, the committee recommended the early termination of the study since the findings were not sufficient to meet efficacy or the threshold for continuation, which involved a prospectively defined acceptance boundary for the interim analysis. XBiotech is currently conducting full data analyses, as stratification of the data may identify subpopulations that benefited from therapy.

Based on the positive, top-line results announced earlier this year in two Phase II studies, one which evaluated MABp1 for the treatment of Hidradenitis Suppurativa and one using the Company’s proprietary 514G3 True Human antibody for the treatment of Staphylococcus aureus bloodstream infections, plans for advanced studies in these indications is on-going. We are seeking end of Phase 2 meetings with the FDA to help guide the development of special protocol asssessments (SPA), which are submitted to the FDA to enable better agreement on what will be sufficient data to seek product registration.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $45.9 million at June 30, 2017 will enable the Company to achieve several major inflection points, including potential marketing authorization in Europe depending on the outcome of the re-examination procedure, advanced clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2017, we have recorded total research and development expenses, including share-based compensation, of $159.2 million. Our total research and development expenses for the three months and six months ended June 30, 2017 were $7.4 million and $15.6 million, respectively, compared to $11.2 million and $19.0 million for the three months and six months ended June 30, 2016, respectively. Share-based compensation accounted for ($0.3) million and $21 thousand for the three months and six months ended June 30, 2017, respectively, compared to $0.6 million and $1.2 million for the three months and six months ended June 30, 2016, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2017 were 76% and 78%, respectively, compared to 82% and 80% for the three months and six months ended June 30, 2016, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2017 were 87% and 85%, respectively, compared to 88% and 87% for the three months and six months ended June 30, 2016, respectively.

The clinical research and development costs may decrease going forward with the completion of all clinical studies to date. Although, expenses could increase due to potential marketing approval of our lead product candidate in Europe based on the outcome of the re-examination procedure and related commercialization costs, as well as, the potential of pursuing advanced clinical studies in various indications.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2017 were $2.3 million and $4.4 million, respectively, compared to $2.4 million and $4.8 million for the three months and six months ended June 30, 2016, respectively. Share-based compensation accounted for $1.2 million and $1.6 million for the three months and six months ended June 30, 2017, respectively, compared to $0.5 million and $1.7 million for the three months and six months ended June 30, 2016, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2017 were 24% and 22%, respectively, compared to 18% and 20% for the three months and six months ended June 30, 2016, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2017 were 13% and 15%, respectively, compared to 15% and 15% for the three months and six months ended June 30, 2016, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months and six months ended June 30, 2017 and 2016.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$1,770	$1,980	$(211)	(11%)
Laboratory and manufacturing supplies	780	2,762	(1,982)	(72%)
Clinical trials and sponsored research	3,785	4,657	(872)	(19%)
Stock-based compensation	(273)	587	(860)	(147%)
Other	1,337	1,230	108	9%
Total	$7,399	$11,216	$(3,817)	(34%)

	Six Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$3,983	$3,837	$146	4%
Laboratory and manufacturing supplies	2,012	3,538	(1,526)	(43%)
Clinical trials and sponsored research	6,941	8,313	(1,372)	(17%)
Stock-based compensation	21	1,184	(1,163)	(98%)
Other	2,630	2,156	474	22%
Total	$15,587	$19,028	$(3,441)	(18%)

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

Research and development expenses decreased by 34% to $7.4 million for the three months ended June 30, 2017 compared to $11.2 million for the three months ended June 30, 2016. Research and development expenses decreased by 18% to $15.6 million for the six months ended June 30, 2017 compared to $19.0 million for the six months ended June 30, 2016.

The three month decrease in research and development expenses was mainly due to a $2.0 million decrease in laboratory and manufacturing supplies expense, due to a reduction in clinical trial drug manufacturing. In addition there was a decrease in clinical trials and sponsored research expense due to the slow down of a global trial. Stock-based compensation expenses also decreased due to the forfeiture of terminated employees’ stock option.

Compared to the six months ended June 30, 2016, the research and development expense decrease in the six months ended June 30, 2017 was primarily caused by the decrease in laboratory and manufacturing supplies expense. The clinical trials and sponsored research expense decrease was principally due to the reduced expense accrual and as a result of the slow down of a global trial.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$297	$386	$(89)	(23%)
Patent filing expense	171	207	(36)	(17%)
Stock-based compensation	1,171	511	660	129%
Professional fees	312	768	(456)	(59%)
Other	338	527	(189)	(36%)
Total	$2,289	$2,399	$(110)	(5%)

	Six Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$765	$913	$(148)	(16%)
Patent filing expense	357	353	4	1%
Stock-based compensation	1,601	1,730	(129)	(7%)
Professional fees	728	860	(132)	(15%)
Other	921	979	(58)	(6%)
Total	$4,372	$4,835	$(463)	(10%)

General and administrative expenses decreased by 5% to $2.3 million for the three months ended June 30, 2017 compared to $2.4 million for the three months ended June 30, 2016. General and administrative expenses decreased by 10% to $4.4 million for the six months ended June 30, 2017 compared to $4.8 million for the six months ended June 30, 2016.

The three months decrease was primarily related to a $0.5 million decrease in public relations fees and legal fees. Other expenses also decreased including travel and recruiting activities. Stock-based compensation increased $0.7 million due to the repurchase of stock options from a certain individual.

The six months decrease was principally due to the decrease in stock-based compensation, the reduction of our workforce and the public relations fees. The decrease in stock-based compensation is due to the grant of stock options to board members in 2016 Q1 that were immediately vested. Labor costs also decreased due to the reduction of our general and administrative workforce from 11 to 5.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	114	-	164	-
Foreign exchange gain (loss)	441	(7)	99	(16)
Total	$555	$(7)	$263	$(16)

The interest income for the three months and six months ended June 30, 2017 is mainly from the interest generated from our Canadian bank account. Foreign exchange gain was mainly due to the fluctuation of the exchange rate between Euro and US dollar.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2017, we have funded our operations principally through public offerings and private placements of equity securities, which have provided aggregate cash proceeds of approximately $289.9 million. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2017	2016
Operating activities	$(20,376)	$(18,198)
Investing activities	(890)	(8,774)
Financing activities	33,274	707
Effect of foreign exchange rate on cash and cash equivalents	(383)	12
Net change in cash and cash equivalents	$11,625	$(26,253)

During the six months ended June 30, 2017 and 2016, our operating activities used net cash of $20.4 million and $18.2 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The net loss from operations for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 decreased, but the prepayment for clinical trial and payment for bills related to previous period expense increased the cash used.

During the six months ended June 30, 2017 and 2016, our investing activities used net cash of $0.9 million and $8.7 million, respectively. The use of cash during the six months ended June 30, 2017 was for the purchase of new research and development equipment. We spent approximately $8.8 million on the construction of new facilities during the six months ended June 30, 2016.

During the six months ended June 30, 2017 and 2016, our financing activities provided net cash proceeds of $33.3 million and $0.7 million, respectively. During the six months ended June 30, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 271 thousand shares of common stock for a total of approximately $0.8 million in net proceeds. During the six months ended June 30, 2016, employees exercised stock options to purchase a total of 150 thousand shares of common stock for a total of approximately $0.7 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the Food and Drug Administration or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $45.9 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our facility in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2016, we extended the lease for another 4 years. The future minimum lease payments are as follows as of June 30, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$780	$465	$315	$—
Total contractual obligations	$780	$465	$315	$—

Rent expense was $186 thousand and $180 thousand for the three months ended June 30, 2017 and 2016, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2016, a stay was granted at the Superior Court for the State of California, Los Angeles County, in Yogina Rezko v. XBiotech Inc., John Simard, Queena Han and WR Hambrecht & Co., LLC, in light of the ongoing case, Linh Tran v. XBiotech Inc., John Simard and Queena Han, in the U.S. District Court for the Western District of Texas, leaving plaintiffs with an opportunity re-file a complaint in Texas. In October 2016, the Texas securities class action lawsuit was dismissed with prejudice. At the June 7, 2017 hearing at the Superior Court for the State of California, Los Angeles County, we were granted a motion on the grounds of forum non conveniens. The judge ruled that the case belonged in Texas, not in California. The case is nevertheless stayed, due to California procedural rules, and not dismissed. A status conference is tentatively scheduled for January 2018.

On July 6, 2017, plaintiffs proceeded to re-file in Travis County district court (located in Austin, Texas). A hearing date has yet to be scheduled. We are unable to estimate the outcome of the Texas state court matter or the resulting financial impact to us, if any.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2017	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2017	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

