Form 10-Q
period 2017-11-02
XBiotech Inc.
filed 2017-11-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, there were 35,437,772 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “expects,” “plans,” “contemplate,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “intends” or “continues” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. These forward-looking statements include, but are not limited to statements about:

•	our ability to obtain regulatory approval to market and sell Xilonix™ in the United States, Europe and elsewhere;
•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials for Xilonix™ and other product candidates;
•	our ability to advance product candidates into, and successfully complete clinical trials;
•	our ability to successfully commercialize the sale of Xilonix™ in the United States, Europe and elsewhere;
•	our ability to recruit sufficient numbers of patients for our future clinical trials for our pharmaceutical products;
•	our ability to achieve profitability;
•	our ability to obtain funding for our operations, including research funding;
•	our ability to identify additional new products using our True Human™ antibody discovery platform;
•	the implementation of our business model and strategic plans;
•	our ability to develop and commercialize product candidates for orphan and niche indications independently;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;
•	the rate and degree of market acceptance and clinical utility of Xilonix™ and future products, if any;
•	the timing of and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;
•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;

•	our expectations regarding the timing during which we will be an emerging growth company under the JOBS Act;
•	our ability to engage and retain the employees required to grow our business;
•	our future financial performance and projected expenditures;
•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,977	$34,324
Prepaid expenses and other current assets	1,312	2,606
Total current assets	40,289	36,930
Property and equipment, net	30,382	10,142
Building construction in progress	-	19,978
Total assets	$70,671	$67,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,225	$4,431
Accrued expenses	1,277	3,532
Total current liabilities	3,502	7,963
Long-term liabilities:
Deferred rent	20	23
Total liabilities	3,522	7,986

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,437,772 and 32,627,691 shares outstanding at September 30, 2017 and December 31, 2016, respectively	277,078	242,419
Accumulated other comprehensive income	(616)	57
Accumulated deficit	(209,313)	(183,412)
Total shareholders’ equity	67,149	59,064

Total liabilities and shareholders’ equity	$70,671	$67,050

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$4,930	$9,774	$20,518	$28,801
General and administrative	1,663	2,685	6,035	7,521
Total operating expenses	6,593	12,459	26,553	36,322
Loss from operations	(6,593)	(12,459)	(26,553)	(36,322)

Other income (loss):
Interest income	123	-	287	-
Foreign exchange gain (loss)	265	(25)	365	(41)
Total other income (loss)	388	(25)	652	(41)
Net loss	$(6,205)	$(12,484)	$(25,901)	$(36,363)
Net loss per share—basic and diluted	$(0.18)	$(0.38)	$(0.72)	$(1.12)
Shares used to compute basic and diluted net loss per share	35,423,105	32,436,207	35,732,564	32,367,588

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(6,205)	$(12,484)	$(25,901)	$(36,363)
Foreign currency translation adjustment	(290)	24	(673)	36
Comprehensive loss	$(6,495)	$(12,460)	$(26,574)	$(36,327)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(25,901)	$(36,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	889	525
Share-based compensation expense	1,340	4,040
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,294	(58)
Accounts payable	(2,207)	(2,074)
Accrued expenses	(2,254)	710
Deferred rent	(3)	6
Net cash used in operating activities	(26,842)	(33,214)

Investing activities
Purchase of property and equipment	(1,151)	(4,215)
Expenditure on building construction	-	(7,731)
Net cash used in investing activities	(1,151)	(11,946)

Financing activities
Issuance of common stock and warrants, net	32,620	-
Issuance of common stock under stock option plan	699	866
Net cash provided by financing activities	33,319	866
Effect of foreign exchange rate on cash and cash equivalents	(673)	36

Net change in cash and cash equivalents	4,653	(44,258)
Cash and cash equivalents, beginning of period	34,324	91,051
Cash and cash equivalents, end of period	$38,977	$46,793

Supplemental Information:
Accrued purchases of property and equipment	-	446
Accrued expenditure on building construction	-	1,267

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

XBiotech Inc. is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. The Company believes that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system. The Company’s pipeline consists of product candidates at various stages of development across an array of indications including oncology, dermatology, and other inflammatory conditions, such as peripheral vascular disease and type 2 diabetes.

2.       Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2017 and December 31, 2016, the results of its operations and comprehensive loss for the nine month periods ended September 30, 2017 and 2016, and the cash flows for the nine month periods ended September 30, 2017 and 2016.

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

Research and Development Costs

All research and development costs are charged to expense as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract clinical trial research services, the costs of laboratory consumables, equipment and facilities costs, license fees and other external costs. Costs incurred to acquire licenses for intellectual property to be used in research and development activities with no alternative future use are expensed as incurred as research and development costs.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur rather than on an estimated basis.

Share-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 was included in the following line items on the Consolidated Statement of Operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$217	$565	$237	$1,749
General and administrative	228	561	1,828	2,291
Total share-based compensation expense	$445	$1,126	$2,065	$4,040

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
Dividend yield		-			-			-			-
Expected volatility		67%			70%		65%	-	67%	65%	-	70%
Risk-free interest rate	1.90%	-	2.07%	1.09%	-	1.60%	1.83%	-	2.41%	1.09%	-	1.82%
Expected life (in years)	5.75	-	6.25	5.26	-	10.00	5.38	-	10	5	-	10
Weighted-average grant date fair value per share		$4.86			$8.50			$4.85			$7.09

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

At September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2017 and December 31, 2016, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2017.

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

From April to June 2017, 205 thousand shares of common stock were issued upon the exercise of stock options at a price of $0.93 to $10 per share for a total of $454 thousand.

In September 2017, 18 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 per share for a total of $45 thousand.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2016	5,188,658	$0.52	-	$21.99	$8.49
Granted	1,242,000	4.24	-	12.62	4.85
Exercised	(405,167)	0.93	-	14.71	2.28
Forfeitures	(474,451)	0.94	-	21.99	13.13
Options outstanding at September 30, 2017	5,551,040	$2.5	-	$21.99	$7.73

As of September 30, 2017, there was approximately $3.8 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.40 years.

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

A status conference on the California case is tentatively scheduled for January 2018. Meanwhile, the plaintiffs re-filed their suit in Travis County district court, located in Austin, Texas, on July 6, 2017. A hearing date has yet to be scheduled in this matter. Subsequently, XBiotech won on its motion to remove the case from state court to federal court at the U.S. District Court for the Western District of Texas, Austin Division. Counsel further argued for a motion to stay the case, which was granted on October 6, 2017, taking into account the upcoming hearings at the U.S. Supreme Court for Cyan, Inc. v. Beaver County Employees Retirement Fund. At issue in this is case is whether state courts lack subject matter jurisdiction over covered class actions that allege only Securities Act of 1933 claims. Arguments before the Supreme Court are scheduled for November 28, 2017. A decision from the Court is expected in Spring 2018, at which time we will learn more about its impact on whether plaintiffs may return to litigate Rezko v. XBiotech in state court.

6.        Subsequent Events

XBiotech Corporate Officers, Queena Han (VP of Finance) and John Simard (President and CEO), and XBiotech, Inc. were named defendants in a securities class action civil suit filed in federal court at the U.S. District Court for the Western District of Texas in Austin, Texas.  This civil suit was filed on October 26, 2017.  The plaintiff alleges that officers of the Company made false and misleading statements, violating securities laws, in documents filed with the Securities Exchange Commission (SEC), in regulatory filings, press releases, and other public statements. Specifically, these alleged false statements are in relation to the European Phase III clinical trial for XilonixTM. Plaintiff alleges that as a result of these false and misleading statements, he and potential members of the class purchased the Company’s securities at artificially inflated prices.  The resulting securities class action lawsuit is seeking relief for plaintiffs who reported financial losses as a result of the alleged false and misleading statements. There is not currently a material financial impact from this lawsuit. We cannot measure the future financial impact at this time, if any.

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

We have never been profitable and, as of September 30, 2017, we had an accumulated deficit of $209.3 million. We had net losses of $6.2 million and $25.9 million for the three months and nine months ended September 30, 2017, respectively, compared to $12.5 million and $36.4 million for the three months and nine months ended September 30, 2016, respectively. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2017, we had 56 employees compared to 106 as of September 30, 2016. This decrease was due to a re-organization of the Company that occurred following the recent material events surrounding the Phase 3 oncology studies.

Recent Events:

The Company’s Phase III symptomatic colorectal cancer study has been completed and XBiotech proceeded with the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2016. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech subsequently pursued the EMA’s re-examination procedure in which new Rapporteurs were assigned to reevaluate the initial opinion after receiving the Company’s grounds for re-examination. On September 14th, the CHMP issued its opinion on the re-examination of the Company’s MAA and maintained its initial negative opinion issued in May 2017.

Based on the positive, top-line results announced earlier this year in two Phase II studies, one which evaluated MABp1 for the treatment of Hidradenitis Suppurativa and one using the Company’s proprietary 514G3 True Human antibody for the treatment of Staphylococcus aureus bloodstream infections, plans for advanced studies in these indications are on-going. We are currently seeking guidance from the FDA to help with clinical protocol development for both studies to enable better agreement on what will be sufficient data to seek product registration.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $39.0 million at September 30, 2017 will enable the Company to achieve some key inflection points, including advanced clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2017, we have recorded total research and development expenses, including share-based compensation, of $164.1 million. Our total research and development expenses for the three months and nine months ended September 30, 2017 were $4.9 million and $20.5 million, respectively, compared to $9.8 million and $28.8 million for the three months and nine months ended September 30, 2016, respectively. Share-based compensation was $0.2 million for the three months and nine months ended September 30, 2017, respectively, compared to $0.6 million and $1.7 million for the three months and nine months ended September 30, 2016, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2017 were 75% and 77%, respectively, compared to 78% and 79% for the three months and nine months ended September 30, 2016, respectively. The percentages, excluding stock-based compensation, for the three months and nine months ended September 30, 2017 were 77% and 83%, respectively, compared to 81% and 84% for the three months and nine months ended September 30, 2016, respectively.

The clinical research and development costs may decrease going forward with the completion of all clinical studies to date. Although, expenses could increase due to the potential of pursuing advanced clinical studies in various indications.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2017 were $1.7 million and $6.0 million, respectively, compared to $2.7 million and $7.5 million for the three months and nine months ended September 30, 2016, respectively. Share-based compensation accounted for $0.2 million and $1.8 million for the three months and nine months ended September 30, 2017, respectively, compared to $0.6 million and $2.3 million for the three months and nine months ended September 30, 2016, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2017 were 25% and 23%, respectively, compared to 22% and 21% for the three months and nine months ended September 30, 2016, respectively. The percentages, excluding stock-based compensation, for the three months and nine months ended September 30, 2017 were 23% and 17%, respectively, compared to 19% and 16% for the three months and nine months ended September 30, 2016, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months and nine months ended September 30, 2017 and 2016.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$1,267	$1,993	$(726)	(36%)
Laboratory and manufacturing supplies	301	2,217	(1,916)	(86%)
Clinical trials and sponsored research	1,772	3,598	(1,826)	(51%)
Stock-based compensation	217	565	(348)	(62%)
Other	1,373	1,401	(28)	(2%)
Total	$4,930	$9,774	$(4,844)	(50%)

	Nine Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$5,250	$5,829	$(579)	(16%)
Laboratory and manufacturing supplies	2,313	5,755	(3,442)	(60%)
Clinical trials and sponsored research	8,713	11,911	(3,198)	(27%)
Stock-based compensation	237	1,749	(1,512)	(86%)
Other	4,005	3,557	448	13%
Total	$20,518	$28,801	$(8,283)	(29%)

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

Research and development expenses decreased by 50% to $4.9 million for the three months ended September 30, 2017 compared to $9.8 million for the three months ended September 30, 2016. Research and development expenses decreased by 29% to $20.5 million for the nine months ended September 30, 2017 compared to $28.8 million for the nine months ended September 30, 2016.

The three month decrease in research and development expenses was mainly due to a $1.9 million decrease in laboratory and manufacturing supplies expense, due to a reduction in clinical trial drug manufacturing. In addition, there was a decrease in clinical trials and sponsored research expense due to the completion of a global trial. Salary and related expenses also decreased due to the reduction of our research and development workforce from 95 to 49.

Compared to the nine months ended September 30, 2016, the research and development expense decrease in the nine months ended September 30, 2017 was primarily caused by the decrease in laboratory and manufacturing supplies expense. The clinical trials and sponsored research expense decrease was principally due to the reduced expense accrual and as a result of the the completion of a global trial. Stock-based compensation expenses also decreased due to the forfeiture of terminated employees’ stock options.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$407	$445	$(38)	(9%)
Patent filing expense	160	135	25	19%
Stock-based compensation	228	561	(333)	(59%)
Professional fees	440	1,063	(623)	(59%)
Other	428	481	(53)	(11%)
Total	$1,663	$2,685	$(1,022)	(38%)

	Nine Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$1,172	$1,358	$(186)	(14%)
Patent filing expense	517	488	29	6%
Stock-based compensation	1,828	2,291	(463)	(20%)
Professional fees	1,168	1,923	(755)	(39%)
Other	1,350	1,461	(109)	(8%)
Total	$6,035	$7,521	$(1,486)	(20%)

General and administrative expenses decreased by 38% to $1.7 million for the three months ended September 30, 2017 compared to $2.7 million for the three months ended September 30, 2016. General and administrative expenses decreased by 20% to $6.0 million for the nine months ended September 30, 2017 compared to $7.5 million for the nine months ended September 30, 2016.

The three months decrease was primarily related to a $0.6 million decrease in public relations fees and legal fees. Stock-based compensation also decreased due to the forfeiture of terminated employees’ stock options.

The nine months decrease was principally due to the reduction in public relations fees, the decrease of stock-based compensation expense and labor expense. The decrease in stock-based compensation is due to the grant of stock options to board members in the first quarter of 2016 that were immediately vested. Labor costs also decreased due to the reduction of our general and administrative workforce from 10 to 7.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	123	-	287	-
Foreign exchange gain (loss)	265	(25)	365	(41)
Total	$388	$(25)	$652	$(41)

The interest income for the three months and nine months ended September 30, 2017 is mainly from the interest generated from our Canadian bank account. Foreign exchange gain was mainly due to the fluctuation of the exchange rate between Euro and US dollar.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2017, we have funded our operations principally through public offerings and private placements of equity securities, which have provided aggregate cash proceeds of approximately $257.2 million. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2017	2016
Operating activities	$(26,842)	$(33,214)
Investing activities	(1,151)	(11,946)
Financing activities	33,319	866
Effect of foreign exchange rate on cash and cash equivalents	(673)	36
Net change in cash and cash equivalents	$4,653	$(44,258)

During the nine months ended September 30, 2017 and 2016, our operating activities used net cash of $26.8 million and $33.2 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The net loss from operations for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 decreased, but the prepayment for clinical trial and payment for bills related to previous period expenses increased the cash used.

During the nine months ended September 30, 2017 and 2016, our investing activities used net cash of $1.2 million and $11.9 million, respectively. The use of cash during the nine months ended September 30, 2017 was for research and development, and the purchase of new manufacturing equipment. We spent approximately $7.7 million on the construction of new facilities during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, our financing activities provided net cash proceeds of $33.3 million and $0.9 million, respectively. During the nine months ended September 30, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 289 thousand shares of common stock for a total of approximately $0.8 million in net proceeds. During the nine months ended September 30, 2016, employees exercised stock options to purchase a total of 165 thousand shares of common stock for a total of approximately $0.9 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the Food and Drug Administration or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $39.0 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2016, we extended the lease for another 4 years. The future minimum lease payments are as follows as of September 30, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Office space leases	$665	$468	$197	$—
Total contractual obligations	$665	$468	$197	$—

Rent expense was $186 thousand and $180 thousand for the three months ended September 30, 2017 and 2016, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2017, plaintiffs proceeded to re-file in Travis County district court (located in Austin, Texas). A hearing date has yet to be scheduled. Subsequently, XBiotech won on its motion to remove the case from state court to federal court at the U.S. District Court for the Western District of Texas, Austin Division. Counsel further argued for a motion to stay the case, which was granted on October 6, 2017, taking into account the upcoming hearings at the U.S. Supreme Court for Cyan, Inc. v. Beaver County Employees Retirement Fund. At issue in this is case is whether state courts lack subject matter jurisdiction over covered class actions that allege only Securities Act of 1933 claims. Arguments before the Supreme Court are scheduled for November 28, 2017. A decision from the Court is expected in Spring 2018, at which time we will learn more about its impact on whether plaintiffs may return to litigate Rezko v. XBiotech in state court. We are unable to estimate the outcome of the Texas state court matter or the resulting financial impact to us, if any.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2016, including the discussion in Part I, “Item 1A. Risk Factors,” and this Quarterly Report on Form 10-Q describe risks that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business. Other than as supplemented below, there have been no material changes in the risk factors reported in our last Annual Report on Form 10-K.

We submitted a Marketing Authorization Application to the EMA for our lead product candidate after completing a Phase III clinical trial in Europe. The EMA did not approve our Marketing Authorization Application, and we discontinued our FDA Phase III global clinical trial for our lead product candidate. As a result, we are in the process of assessing next steps in our Research and Development pipeline and our future clinical programs.

In March 2016, we submitted a Marketing Authorization Application, or MAA, to the EMA Committee for Human Medicinal Products, or CHMP, for the Phase III clinical trial of our lead product candidate completed in Europe during Q4 2015. On April 20, 2017, we participated in an Oral Explanation Meeting at the EMA after which the CHMP delivered a negative trend vote, indicating that our lead product candidate would not be approved for marketing in the EU. After the formal decision of the CHMP was rendered, we moved forward with an appeal to the EMA to reexamine the MAA. We received notification on September 14, 2017, that the EMA CHMP maintained its original decision to not approve our lead product candidate for marketing in the EU. Also, this year, on June 9, 2017, we announced that we were discontinuing our FDA Phase III global clinical trial, also involving our lead product candidate.

No further EMA procedures are available to us for the present MAA in Europe. We also have no plans to continue the FDA Phase III global clinical trial, although data analysis is ongoing. Meanwhile, the Company continues pursuit of its oncology program with potential involvement in investigator initiated study(ies) evaluating MABp1’s potential for treatment in different oncology settings. We are actively working to further develop our clinical and pre-clinical pipeline and are looking into next steps with regulatory authorities and potential corporate, academic and government collaborations or partnerships for research and/or clinical programs.

In our pursuit of clinical programs or new product candidates from our Research and Development pipeline, we may meet a number of potential obstacles including but not limited to:

•	Not securing appropriate corporate, academic or government partnerships to continue clinical trials;
•	Our Research and Development of pre-clinical products in the pipeline may not render an antibody suitable for further clinical trials;
•	Regulatory authorities may not approve clinical study protocols to move forward with clinical trials thus delaying timelines that we may establish for our clinical programs;
•	We may encounter competition from other companies pursuing similar clinical programs as we set out our strategic vision for clinical development.

These obstacles could delay or further inhibit our ability to proceed with a viable product line for potential future regulatory approval and commercialization.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2017, we had 56 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

In addition to the continued services of Mr. Simard, we believe that our future success is highly dependent on the contributions of our significant employees, as well as our ability to attract and retain highly skilled and experienced sales, research and development and other personnel in the United States and abroad. Some of our significant employees include our Medical Director, our Senior Vice President of Corporate Strategy and Finance, our Vice President of Research and Development, our Vice President of Quality Control, and our Vice President of Finance and Human Resources. Changes in our management team may be disruptive to our business.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

On November 8th, 2017 Fabrizio Bonanni resigned from the Board of Directors of XBiotech Inc. effective immediately. On November 8th, 2017, the Company promptly notified the NASDAQ Listing Qualifications Department (“NLQD”) of this event. On November 9th, 2017, the Company received a letter from the NLQD which noted the Company’s non-compliance with NASDAQ’s audit committee requirements as set forth in Listing Rule 5605. However, consistent with Listing Rule 5605(c)(4), NASDAQ will provide the Company a cure period in order to regain compliance until the earlier of the Company’s next annual shareholders’ meeting or November 8, 2018 or if the next annual shareholders’ meeting is held before May 7, 2018, then the Company must evidence compliance no later than May 7, 2018. The Company plans to fill the vacancy and regain compliance within the cure period provided by NASDAQ.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2017	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

