Form 10-K
period 2017-12-31
XBiotech Inc.
filed 2018-03-16
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2017, was approximately $139,630,732, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 10,387,160 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2018, 35,439,272 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2018 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

The majority of our efforts to date have been concentrated on developing our lead product candidate, MABp1 (also known as Xilonix™, CA-18C3, CV-18C3, RA-18C3, and T2-18C3), a therapeutic antibody which specifically neutralizes interleukin-1 alpha (IL-1 a). IL-1a is a pro-inflammatory protein produced by leukocytes and other cells, where it plays a key role in inflammation. When unchecked, inflammation can contribute to the development and progression of a variety of different diseases, such as cancer, vascular disease, inflammatory skin disease, and diabetes. Our clinical studies have shown that blocking IL-1a with our lead product candidate may have a beneficial effect on several diseases.

In June of 2017, the Company announced discontinuation of its global phase III study for treatment of advanced colorectal cancer (CRC) patients under U.S. FDA regulatory guidance after an Independent Data Monitoring Committee (IDMC) performed the second prospectively planned, unblinded analysis and recommended the early termination of the study since the findings were not sufficient to meet efficacy or the threshold for continuation, which involved a prospectively defined acceptance boundary for the interim analysis. XBiotech completed a Phase III study in Europe under European Medicine Agency (EMA) regulatory guidance for the treatment of symptomatic CRC in which the study’s primary endpoint was met. XBiotech submitted a Marketing Authorization Application (MAA) to the EMA in March 2016. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech subsequently pursued the EMA’s re-examination procedure in which new Rapporteurs were assigned to reevaluate the initial opinion after receiving the Company’s grounds for re-examination. In September 2017, the CHMP issued its opinion on the re-examination of the Company’s MAA and maintained its initial negative opinion issued in May 2017. No further EMA procedures are available to us for the present application. Although all statutory procedures available to the Company as provided by the EMA are exhausted in the application process, the Company continues to pursue clinical development of its oncology program.

An investigator sponsored study was launched in September 2017 at Cedars Sinai Medical Center located in Los Angeles, California for MABp1 to be used in combination with OnivydeⓇ (Irinotecan liposome injection) and 5-fluorouracil/folinic acid for treatment of advanced pancreatic adenocarcinoma. Andrew Hendifar, M.D., Principal Investigator of the study, Medical Oncology lead for the Gastrointestinal Disease Research Group at Cedars-Sinai and Co-Director of Pancreas Oncology, will be leading the study which is planned to enroll a total of 16 patients at the Cedars-Sinai Medical Center. The Phase I study will determine a maximum tolerated dose as well as assess efficacy. Other studies with MABp1 in oncology are also being considered and these will be announced if and when further progress is made in these directions.

We have also investigated our lead product candidate in clinical trials for other inflammatory conditions, including vascular disease (which led to fast track designation from the FDA to develop MABp1 as a therapy to reduce the need for re-intervention after treatment of peripheral vascular disease with angioplasty or other endovascular methods of treatment), type II diabetes, acne, psoriasis, pyoderma gangrenosum (PG) and hidradenitis suppurativa (HS). Data from each of these trials have been published in journals, with the exception of PG. A listing of these publications is included in the Summary of Clinical Findings to Date section of this document.

The most recent publication comes from a completed phase II, double-blinded, placebo-controlled investigator-sponsored study evaluating MABp1 for the treatment of hidradenitis suppurativa (HS), an inflammatory skin disease of such severity that it is often treated through surgical removal of lesions. In October 2017, data from this study was published in the Journal of Investigative Dermatology, which highlights results of twenty patients enrolled in the study with moderate to severe hidradenitis that had progressed on standard therapies. Patients received MABp1 for 12 weeks and were then followed an additional 12 weeks to observe durability of treatment. Efficacy measures include assessment of Hidradenitis Suppurativa Clinical Response (HiSCR) scores, a validated method for evaluating efficacy in HS patients, as well as quality of life assessment (as measured by the Dermatology Life Quality Index, (DLQI). Study results demonstrated a response rate in patients treated with MABp1 versus placebo of 60% vs 10%, respectively (p=0.035).

The Company has completed its Phase I/II study evaluating dosing, safety and efficacy of its novel antibody, 514G3. 514G3 was developed from a healthy human donor with natural antibodies effective at neutralizing Methicillin-resistant Staphylococcus aureus (MRSA) and non-MRSA forms of Staphylococcus aureus (S. aureus). 514G3 works to eliminate the principle immune evasion mechanism of the bacteria, allowing white blood cells to detect and destroy the bacteria. 514G3 has potential to treat all strains of MRSA and can be used without consideration for strain-specific resistance to various antibiotics. As a True Human monoclonal antibody, 514G3 is expected to be well tolerated without the side effects or risks of antibiotics, including the lack of risk of antibiotic resistance. This proprietary antibody received Fast Track Designation by the FDA for the treatment of all forms of S. aureus infections, including Methicillin-resistant S. aureus (MRSA). Top line results from the Phase I/II study were announced in April 2017 and reported a reduction in adverse events and shorter hospitalization associated with the 514G3 therapy, even with 514G3-treated subjects tending to be sicker than those receiving placebo. Research involving 514G3 was published in January 2018 in the journal PLOS ONE in a manuscript titled, “A Natural Human Monoclonal Antibody Targeting Staphylococcus Protein A Protects Against Staphylococcus aureus (S. aureus) Bacteremia.”

The Company is also developing other infectious disease therapies in its pipeline. XBiotech is using its True Human™ antibody technology to develop a first-in-class oral monoclonal antibody against clostridium difficile (C. diff). C. diff is a bacterium that can cause severe infections in the gastrointestinal tract. The infection is greatest for individuals who are being treated with antibiotics, those that are hospitalized or the elderly, particularly those in care facilities. Additionally, about 1 in 5 patients that become infected with C. diff experience a relapse and need to be re-treated. Recent outbreaks and increased virulence of C. diff suggest the urgent need to identify novel approaches to treat the disease. The Company has now shortlisted fourteen anti-C. diff antibody candidates against three different bacterial surface proteins, which are now being tested in vitro and in-vivo efficacy studies in C. diff infection models. The Company has shortlisted eight therapeutic antibody candidates against herpes zoster that are being tested in vitro for efficacy. In parallel, the Company is also working on generating cell lines for large scale manufacturing of these therapeutics, and working on formulating the same. The isolation of candidate True HumanTM therapeutic antibodies against influenza are ongoing, and the Company already has shortlisted a set of antibodies to be tested in vitro.

In November 2017, data was presented at the American Heart Association’s Scientific Sessions which provided the first evidence that IL-1a is associated with Neutrophil Extracellular Traps (NETs) and plays a key role in endothelial activation and thrombogenesis. The data stems from a Material Transfer Agreement (MTA) signed in 2016 with Brigham and Women’s Hospital and Massachusetts General Hospital in which Dr. Peter Libby, a renowned Cardiovascular medicine specialist at Brigham and Women’s Hospital (BWH) and the Mallinckrodt Professor of Medicine at Harvard Medical School, was named principal investigator of the research. The study probed the influence of NETs on the endothelial cell (EC) functions related to erosion-associated thrombosis. The data shows that exposure of human saphenous veins ECs (HSVECs) to NETs cause an increase in expression of cell surface adhesions such as VCAM-1 and ICAM-1, which may participate in atherogenesis. In addition, pre-treatment of NETs with MABp1or IL-1R antagonist, but not with an anti-IL-1β-neutralizing antibody, blocked the initiation of VCAM-1, ICAM-1, and TF expression, each of which have been linked to coronary thrombosis. In conclusion, it was found that NETs act to increase thrombogenicity in vitro through a response mediated by IL-1⍺. These data suggest a potentially important role for MABp1 therapy in heart disease. It also expands treatment opportunities for other inflammatory diseases in which NETs play a deleterious role, such as cancer as well as pulmonary, autoimmune and gastrointestinal diseases. The Company is currently conducting internal research to identify the presence of IL-1alpha in proteins extracted from NET preparations by mass sepectrometry.

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

A key aspect of our manufacturing system involves the use of simple disposable bioreactor technology. Our manufacturing operations are currently located within our 86,000 ft2 operations in Austin, Texas. Part of this includes a nearly 40,000 ft2 commercial manufacturing facility that the Company opened in August 2016. This new facility is located on XBiotech’s own 48-acre location just 15 minutes from the Texas capital in Austin. The building will provide a significant increase in the Company’s manufacturing and quality operations in anticipation of commercialization of the Company’s product pipeline. The new facility will increase about ten-fold the Company’s current production capacity. Completion of this building is the first phase in the Company’s plan to develop the 48-acre property to house additional production facilities, laboratories and administrative operations, creating a headquarter campus as the center of its global operations.

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

True Human™ Antibodies

White blood cells in the human body secrete billions of different antibodies that circulate through the blood to react and protect us from toxins, infectious agents or even other unwanted substances produced by our body. True Human™ antibodies, as the name implies, are simply those that are derived from a natural antibody identified from the blood of an individual. To develop a True Human™ antibody therapy, donors are screened to find an individual that has a specific antibody that matches the desired characteristics needed to obtain the intended medical benefit. White blood cells from that individual are obtained, the unique gene that produced the antibody is cloned, and the genetic information is used to produce an exact replica of the antibody sequence. A True Human™ antibody is, therefore, not to be confused with other marketed antibodies, such as so-called fully human antibodies—where antibody reactivity is developed through gene sequence engineering in the laboratory.

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

In the early 1990s, research began to demonstrate that the production of antibodies was not an unregulated process. Rather, it was learned that the antibodies produced by each and every B lymphocyte were subject to intense scrutiny. Studies showed that B lymphocytes which produced acceptable antibodies were stimulated to grow while those that produced “autoreactive” antibodies were not. B lymphocytes that produced “good” antibodies were stimulated to proliferate, and enabled to produce copious amounts of antibody in the event it was needed to ward off a harmful agent. B lymphocytes that rearranged genes to produce antibodies that were ineffective or were autoreactive were given signals that instructed them to engage in a process of programmed cell death. Thus B lymphocytes producing harmful or useless antibodies are simply killed off. This mechanism for creating antibody diversity on the one hand, while protecting the individual from a mass of unwanted or intolerable antibody molecules on the other, was as elegant as it was fundamental to the success of vertebrate immune physiology.

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

Without exception, all marketed products to date that are described as “fully human”, are in fact engineered and are not selected based on natural tolerance in the human body. The use of the term “fully human” to describe these products has thus created considerable confusion. To our knowledge, there are at present no True Human™ antibodies manufactured, using recombinant protein technology, currently marketed. If successful in clinical development, our lead product candidate is expected to be the first True Human™ therapeutic antibody to be commercialized.

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

Novel cloning technologies developed at XBiotech have enabled us to clone the crucial antibody gene sequences from these donors in order to reproduce a True Human™ antibody for use in clinical therapy. A True Human™ monoclonal antibody should therefore not be confused with other marketed therapeutic monoclonal antibodies, such as those currently referred to as “fully human” antibodies.

Market Opportunity

We have a number of indications in various stages of clinical or pre-clinical development with significant market opportunities. These include oncology, dermatology, diabetes, and other inflammatory conditions, as well as infectious disease indications. The potential market opportunities in these various indications are vast and we believe our research and manufacturing technologies, designed to more rapidly, cost-effectively and flexibly produce new therapies, will be advantageous in each market space.

Our Strategy

Our objective is to fundamentally change the way drugs are developed and commercialized, and become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutic True Human™ antibodies. The key goals of our business strategy are to:

•	Obtain regulatory approval to market and sell our lead product candidate and/or our other product candidates in the United States, Europe and other markets, and begin commercial sale;

•	Continue our research and clinical work on infectious diseases, including S. aureus;

•	Advance our pipeline of therapeutic antibodies and other possible clinical programs in strategic therapeutic areas;

•	Discover other True Human™ antibody therapies using our proprietary platform; and

•	Leverage our manufacturing technology.

Product Pipeline

Our product development status for the fourth quarter of 2017 was as follows:

Competition

The therapeutic antibody space is dynamic as there continues to be a highly active commercial pipeline of therapeutic antibodies globally, involving a complex array of development cycles as products reach the end of their patent life and as new candidate products proceed into pivotal studies and approach registration. There are numerous independent reviews on the subject in both trade journals and academic press (one such example being Reichert JM, Antibodies to watch in 2018 MAbs. 2018 Jan 4:1-21).

We believe True Human™ therapeutic antibodies have important differentiating factors from other monoclonal antibodies currently marketed. The unique activity of our lead anti-cancer therapeutic has the potential ability to both improve well-being and extend life. We feel our product candidates will be highly differentiated in the market place for therapeutics in various indications including but not limited to cancer and dermatology. However, regardless of the potential advantages or uniqueness of our lead product candidate in the market, we do expect these products to compete head-to-head with the numerous existing candidate antibody products in development, including emerging biosimilar therapeutic antibodies.

Current Clinical and/or Regulatory Activity

European Registration Study Oncology

XBiotech has completed a Phase III study in Europe for treatment of symptomatic CRC. XBiotech proceeded with the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2016. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech subsequently pursued the EMA’s re-examination procedure in which new Rapporteurs were assigned to reevaluate the initial opinion after receiving the Company’s grounds for re-examination. In September 2017, the CHMP issued its opinion on the re-examination of the Company’s MAA and maintained its initial negative opinion issued in May 2017. No further EMA procedures are available to us for the present application.

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

US Registration Study Oncology

Enrollment was recently completed in the global randomized, double-blind, placebo-controlled Phase III study evaluating the Company’s lead product candidate as a treatment for advanced CRC. The Phase III study is being conducted under Fast Track designation from the FDA and involves over 600 advanced cancer patients from various countries worldwide.

In February 2017, the Company announced an affirmative outcome in the first interim analysis of this study, prospectively planned to occur at 50% of events. The Independent Data Monitoring Committee (IDMC) performed the unblinded analysis and reported the study had no safety concerns and that indications of efficacy thus far were sufficient to recommend proceeding with the study without modification. Per the DMC charter, this was the first of two interim efficacy analyses planned prior to the final analysis for overall survival. In June 2017, the Company announced discontinuation of the study after the IDMC performed the second prospectively planned, unblinded analysis at 75% of events and recommended the early termination of the study since the findings were not sufficient to meet efficacy or the threshold for continuation, which involved a prospectively defined acceptance boundary for the interim analysis (≤ p=0.08).

The double-blind, placebo-controlled Phase III study was randomized 2:1 with patients receiving Xilonix™ or placebo plus best supportive care. Patients were required to have metastatic CRC, and were required to have failed regimens that include flouropyrimidines, oxaliplatin, irinotecan, and Cetuximab or Panitumumab for patients with V-Ki-ras2Kirsten rat sarcoma (KRAS) mutation. Patients continued on the study until there was evidence of radiographic progression. The primary endpoint of this study was overall survival, with secondary endpoints including objective response rate, progression free survival, change in lean body mass as measured by DEXA, and patient reported quality of life using the validated European Organization for Research and Treatment of Cancer Quality of Life in cancer Questionnaire (EORTC QLQ C30 questionnaire).

Phase I Pancreatic Cancer Combination Study

In September 2017, an investigator sponsored study was launched at Cedars Sinai Medical Center located in Los Angeles, California for MABp1 to be used in combination with OnivydeⓇ (Irinotecan liposome injection) and 5-fluorouracil/folinic acid for treatment of advanced pancreatic adenocarcinoma. Andrew Hendifar, M.D., Principal Investigator of the study, Medical Oncology lead for the Gastrointestinal Disease Research Group at Cedars-Sinai and Co-Director of Pancreas Oncology, will be leading the study which is planned to enroll a total of 16 patients at the Cedars-Sinai Medical Center. The Phase I study will determine a maximum tolerated dose as well as assess efficacy.

Phase I/II Study for Staphylococcus aureus

In December 2016, the Company completed enrollment in its randomized, placebo-controlled Phase I/II study evaluating dosing, safety and efficacy of the Company’s novel antibody therapy, 514G3. This proprietary antibody therapy has received Fast Track Designation by the FDA for the treatment of all forms of Staphylococcus aureus infections, including Methicillin-resistant S. aureus (MRSA). Top line results from this study were announced in April 2017 and reported a reduction in adverse events and shorter hospitalization associated with the 514G3 therapy, even with 514G3-treated subjects tending to be sicker than those receiving placebo.

In the study, hospitalized adult patients with confirmed blood infections were randomized 3:1 (514G3 vs placebo) during a dose escalation phase to establish a phase II dose. The phase II portion was randomized 2:1 at the established phase II dose of 40mg/kg. A total of 52 patients were enrolled: 36 received 514G3 and 16 received placebo. Thirty of the 36 patients that were given 514G3 received the established phase II dose (40mg/kg).

Phase II Study for Hidradenitis Suppurativa (HS)

The Company completed enrollment in a double-blinded, placebo-controlled investigator-sponsored study for HS, an inflammatory skin disease of such severity that is often treated through surgical removal of lesions. Twenty patients with moderate to severe HS that had progressed on standard therapies were enrolled in this study. Patients received MABp1 for 12 weeks and were then followed for an additional 12 weeks to observe durability of treatment. Efficacy measures include assessment of Hidradenitis Suppurativa Clinical Response (HiSCR) scores, a validated method for evaluating efficacy in HS patients, as well as quality of life assessment (as measured by DLQI. The Company announced topline results from this study in February 2017, reporting a response rate in patients treated with MABp1 versus placebo of 60% vs 10%, respectively (p=0.035). Results from this study were published in the peer-reviewed, Journal of Investigative Dermatology in November 2017 in an article titled, “MABp1 Targeting IL-1α for Moderate to Severe Hidradenitis Suppurativa Not Eligible for Adalimumab: a Randomized Study.”

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

To date the Company has published data from 7 of its clinical studies. The table below outlines each of these publications.

Indication	Journal	Title
Oncology	The Lancet Oncology	MABp1 as a novel antibody treatment for advanced colorectal cancer: a randomised, double-blind, placebo-controlled, phase 3 study
Oncology	The Lancet Oncology	MABp1, a first-in-class true human antibody targeting interleukin-1α in refractory cancers: an open-label, phase 1 dose-escalation and expansion study
Oncology	Investigational New Drugs	Xilonix, a novel true human antibody targeting the inflammatory cytokine interleukin-1 alpha, in non-small cell lung cancer
Psoriasis	JAMA Dermatology	Open-label trial of MABp1, a true human monoclonal antibody targeting interleukin 1α, for the treatment of psoriasis
Acne	Journal of Drugs in Dermatology	An open label, phase 2 study of MABp1 monotherapy for the treatment of acne vulgaris and psychiatric comorbidity
Cardiovascular	Journal of Vascular Surgery	A randomized phase II study of Xilonix, a targeted therapy against interleukin 1α, for the prevention of superficial femoral artery restenosis after percutaneous revascularization
Diabetes	Journal of Diabetes and Its Complications	Safety, pharmacokinetics, and preliminary efficacy of a specific anti-IL-1alpha therapeutic antibody (MABp1) in patients with type 2 diabetes mellitus
Hidradenitis Suppurativa	Journal of Investigative Dermatology	MABp1 Targeting Interleukin-1Alpha for Moderate to Severe Hidradenitis Suppurativa not Eligible for Adalimumab: A Randomized Study

Intellectual Property

XBiotech has developed a large international intellectual property (IP) portfolio to protect important aspects of its technology, services and products, including patents, trademarks and trade secrets. As of December 31, 2017, XBiotech’s patent portfolio consisted of 18 patent families, and included 97 issued patents or allowed patent applications, and 111 (not including allowed) pending patent applications in various countries around the world. XBiotech’s IP portfolio is designed to protect XBiotech’s drug products, therapies and to some extent, its discovery technology. It includes patents and applications that protect MABp1 as a composition of matter and methods of using anti-IL-1a antibodies for the treatment of various diseases including cancer, vascular disorders, inflammatory skin diseases, diabetes, and arthritis. XBiotech’s IP portfolio also includes patents and applications directed to some aspects of our proprietary antibody discovery platform, as well as treating and preventing S. aureus infections.

XBiotech owns or licenses the rights to the patent families described in more detail below.

A. Interleukin-1 Alpha Antibodies and Methods of Use. This patent family relates to the development of IL-1a-specific True HumanTM monoclonal antibodies, including MABp1. As of December 31, 2017, XBiotech has been granted 31 patents in this family; including nine in the U.S., and others in Australia, Chile, China, Europe, Hong Kong, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Russia, Singapore, and South Africa. Unless extended, patents in this family expire in 2029.

B. Treatment of Cancer with Anti- IL-1α Antibodies. This patent family relates to the use of anti- IL-1α antibodies to inhibit the metastatic potential of tumors by interrupting the role that tumor-derived IL-1α plays in tumor metastasis. As of December 31, 2017, XBiotech has been granted four patents for this family; including one in Australia, one in Canada, one in Japan, and one in Europe. Unless extended, patents in this family expire in 2027.

C. Treatment of Neoplastic Diseases. This patent family relates to the administration of anti- IL-1α antibodies to treat various tumor-associated diseases and the administration of a monoclonal antibody that specifically binds IL-1α to reduce the size of tumors in human patients suffering from cancer.  As of December 31, 2017, XBiotech has been granted nine patents for this family including two in Australia, one in Europe, one in Japan, one in Mexico, one in New Zealand, one in the Philippines, one in Singapore, and one in South Africa.

D. Diagnosis, Treatment, and Prevention of Vascular Disorders. This patent family relates to methods of diagnosing, treating and preventing a variety of vascular disorder using IL-1a autoantibody. As of December 31, 2017, Xbiotech has been granted seven patents in this family, including two in the U.S., one in Australia, one in Europe and two in Japan. Unless extended, patents in this family expire in 2026.

E. IL-1 Alpha Immunization Induces Autoantibodies Protective Against Atherosclerosis. This patent family relates to the use of IL-1α in a vaccine to generate anti-IL-1a antibodies to protect against atherosclerosis. As of December 31, 2017, XBiotech has been granted patents for this family in Australia and Europe. Unless extended, patents in this family expire in 2027.

F. Targeting Pathogenic Monocytes. This patent family relates to the discovery that IL-1α is expressed on the proinflammatory, disease-associated CD14+CD16+ monocyte subset in humans, and describes targeting IL-1α to deplete these pathogenic cells or to modulate their function. As of December 31, 2017, XBiotech has been granted four patents in this family; including two in the U.S., one in Australia, and one in Japan. Unless extended, patents in this family expire in 2029.

G. Arthritis Treatment. This patent family relates to the administration of anti- IL-1α antibodies to treat conditions associated with arthritis. As of December 31, 2017, XBiotech has been granted three patents in this family, including two in Australia and one in Israel,. Unless extended, patents in this family expire in 2031.

H. Cachexia Treatment. This patent family relates to the administration of anti- IL-1α antibodies to treat cachexia. As of December 31, 2017, XBiotech has been granted four patents in this family, including one in the U.S., one in Japan, one in Russia, and one in South Africa. A further patent application has been allowed in Australia. Unless extended, patents in this family expire in 2032.

I. Treatment of Diabetes. This patent family relates to the administration of anti- IL-1α antibodies to treat diabetes. As of December 31, 2017, XBiotech has been granted one U.S. patent. Unless extended, patents in this family expire in 2033.

J. Treating Vascular Disease and Complications Thereof. This patent family relates to the administration of IL-1α targeting agents to reduce the chance or severity of a major adverse clinical event occurring in a patient who has received or is expected to receive surgical treatment for a stenosed blood vessel. As of December 31, 2017, XBiotech has been granted one patent in South Africa. Applications in this family were pending in the U.S., Australia, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Korea, and Hong Kong. Unless extended, patents in this family expire in 2033.

K. Treatment of Inflammatory Skin Disease and Psychiatric Conditions. This patent family relates to the administration of anti- IL-1α antibodies to treat inflammatory skin diseases such as acne and psoriasis, as well as to treat psychiatric conditions such as anxiety. As of December 31, 2017, XBiotech has been granted three patents in this family, including one in the U.S., one in Australia, and one in Japan. A further application was allowed in the U.S. Other applications were pending in the U.S., Australia, Canada, China, Europe, Japan, Hong Kong, and South Korea. Unless extended, patents in this family expire in 2033.

L. Methods, compositions, and kits for reducing anti-antibody responses. This patent family relates to methods and compositions for reducing immune system-mediated reactions to allotypic determinants on administered antibody products. As of December 31, 2017, XBiotech has been granted one Australian patent in this family. Unless extended, patents in this family expire in 2030.

M. Identifying Affinity-Matured Human Antibodies. This patent family relates to methods and compositions for identifying affinity-matured True HumanTM monoclonal antibodies from donors. As of December 31, 2017, XBiotech has been granted eight patents in this family (four in the U.S., one in Australia, one in China, one in Russia, and one in Hong Kong)), and applications were pending in Australia, Canada, China, Europe, India, Israel, Japan, Mexico, Russia, and South Korea. Unless extended, patents in this family expire in 2032.

N. Compositions and Methods for Treating S. Aureus Infections. This patent family relates to antibodies for preventing and treating S. aureus infections. As of December 31, 2017, XBiotech has been granted eight patents, in this family, including three in the U.S, one in Colombia, one in Japan, one in Russia, one in Singapore, and one in South Korea. Two further applications were allowed in China and Mexico. Applications were pending in the U.S., Australia, Brazil, Canada, Chile, China, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, the Philippines, Russia, Singapore, South Korea, and South Africa. Unless extended, patents in this family expire in 2035.

O. Antibacterial antibodies and Methods of Use. This patent family relates to antibodies for preventing and treating S. aureus infections. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with STROX Biopharmaceuticals, LLC. As of December 31, 2017, this patent family includes three patents in the U.S., each expiring in 2019, unless extended.

P. Staphylococcus Aureus-Specific Antibody Preparations. This patent family relates to antibodies for preventing and treating S. aureus infections. XBiotech acquired use of patents within this family pursuant to its exclusive license agreement with STROX Biopharmaceuticals, LLC. As of December 31, 2017, this patent family includes one Australian and one Israeli patent. Unless extended, patents in this family expire in through 2029.

Q. Treatment of Hidradenitis Suppurativa. This invention relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) to treat Hidradenitis suppurativa. As of December 31, 2017, XBiotech has one pending U.S. application.

R. Treatment of S. Aureus Infections. This invention relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) for treating S. aureus infections. As of December 31, 2017, XBiotech has one pending U.S. application.

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

Employees

At December 31, 2017, we had 51 employees, 8 of whom hold a Ph.D. or M.D. (or equivalent) degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

We are a pre-market pharmaceutical company with no revenue and a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2005. For the years ended December 31, 2015, 2016, and 2017, we reported a net loss of $37.5 million, $52.8 million and $33.2 million respectively. As of December 31, 2017, we had an accumulated deficit since inception of approximately $216.6 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue the research and development of, and seek regulatory approvals for our lead product candidate in various indications and any of our other product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our lead product candidate or any other product candidate fails in clinical trials or does not gain regulatory approval, or if approved and fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We will need to raise significant additional funding, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Since inception, we have dedicated a majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ending December 31, 2017, we recognized approximately $26.4 million in expenses associated with research and development and clinical trials.

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

We do not have any products that have gained regulatory approval. The Company’s Phase III symptomatic colorectal cancer study has been completed and XBiotech proceeded with the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2016. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech subsequently pursued the EMA’s re-examination procedure in which new Rapporteurs were assigned to reevaluate the initial opinion after receiving the Company’s grounds for re-examination. In September 2017, the CHMP issued its opinion on the re-examination of the Company’s MAA and maintained its initial negative opinion issued in May 2017. In June 2017, XBiotech reported discontinuation of its second Phase III study, a double-blind placebo controlled study for improving survival in metastatic colorectal cancer, following the Independent Data Monitoring Committee’s (IDMC) second prospectively planned, unblinded interim analysis at 75% of events in the study.

As a result, our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our lead product candidate in a timely manner. We cannot commercialize our lead product candidate or our other product candidates in the U.S. without first obtaining regulatory approval for each product from the FDA; similarly, we cannot commercialize our lead product candidate or our other product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities, including the EMA. The FDA review process typically takes years to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of our lead product candidate or any of our other potential product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, including two well-controlled Phase III studies, and, with respect to approval in the U.S. to the satisfaction of the FDA, and in Europe, to the satisfaction of the EMA, that the product candidate is safe and effective for use for that target indication; and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of our lead product candidate or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if our lead product candidate or any of our other product candidates were to successfully obtain approval from the FDA or comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval studies or risk management requirements. If we are unable to obtain regulatory approval for our lead product candidate in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our other product candidates that we are developing or may discover, in-license, develop or acquire in the future. Also, any regulatory approval of our lead product candidate or our other product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for our lead product candidate or our other product candidates, its commercial success will depend on a number of factors, including the following:

•	development of a commercial organization within XBiotech or establishment of a commercial collaboration with a commercial infrastructure;

•	establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payers;

•	our ability to manufacture quantities of our lead product candidate using commercially satisfactory processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of our lead product candidate;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	acceptance as a safe and effective therapy by patients and the medical community; and

•	a continued acceptable safety profile following approval.

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

We submitted a Marketing Authorization Application to the EMA for our lead product candidate after successfully completing a Phase III study in Europe which was ultimately denied by the Agency. Even if the EMA or FDA approves our lead product candidate in the future, there are a number of obstacles to consider in the post-marketing approval and commercialization processes in Europe and/or the U.S.

In March 2016, we submitted a Marketing Authorization Application to the EMA Committee for Human Medicinal Products, or CHMP, for the Phase III study of our lead product candidate completed in Europe during Q4 2015. In May 2017, the Company announced that it received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the MAA in Europe. XBiotech subsequently pursued the EMA’s re-examination procedure in which new Rapporteurs were assigned to reevaluate the initial opinion after receiving the Company’s grounds for re-examination. In September 2017, the CHMP issued its opinion on the re-examination of the Company’s MAA and maintained its initial negative opinion issued in May 2017. In June 2017, XBiotech reported discontinuation of its second Phase III study, a double-blind placebo controlled study for improving survival in metastatic colorectal cancer, following the Independent Data Monitoring Committee’s (IDMC) second prospectively planned, unblinded interim analysis at 75% of events in the study. Therefore, the Company does not currently have any marketing applications under review with any regulatory agencies.

During the EMA’s assessment period, our manufacturing facilities were audited. They were determined, by the EMA, to have met the standards of Good Manufacturing Practices, (GMP) in October 2016. Additionally, our new manufacturing facility, which opened in September 2016, must go through validation with the appropriate regulatory agency prior to commercial production. The new facility might fail validation or not meet regulatory standards for a commercial manufacturing facility. Also, during the assessment period, our clinical research sites engaged to recruit patients into the clinical trial were audited to ensure standards of Good Clinical Practice, (GCP). Even though there were no major findings resulting from the audit of the selected clinical research site, this was merely a sampling by the EMA and may not be representative of other research sites that participated in the clinical trial.

If the Company does seek approval in the EU in the future, we must also gain reimbursement approval in specific EU countries, as well as, buy-in from patients and health care professionals alike for the use of lead product candidate or our other product candidates to treat any relevant indication(s). If we do not receive reimbursement from countries or private payers in the EU, our lead product candidate may not reach or be accessible to patients or health care professionals. Even if our lead product candidate or our other product candidates is approved for reimbursement in EU countries, it may not always maintain its reimbursement status. There are a number of scenarios where we may encounter tight price controls, continuous negotiations, and other variety of outcomes that could challenge our ability to effectively sell the product in certain EU countries. Some countries may decide to no longer reimburse our lead product candidate or our other product candidates for a number of reasons. Further, patients and health care professionals may reject one lead product candidate or our other product candidates as a standard of care treatment for any relevant indication(s). If patients and healthcare professionals reject one of our product candidates, then it will be difficult to generate revenue for the company. There will be a similar scenario if the Company seeks approval in the U.S.

If one of our product candidates is approved by the EMA and/or FDA, we do not have a sufficient number of personnel engaged as employees to conduct an effective marketing and commercialization strategy. We would need to build a larger team to execute wide-ranging commercialization efforts in the EU and or U.S. As a result, we must build an in-house team of seasoned commercialization professionals, or pursue a strategic partnership through a contractual arrangement with an organization with the appropriate expertise, or a combination of both. The cost-benefit of such an arrangement may not actualize profit and generate revenues on a short-term basis. If we entrusted commercialization to an outside organization, there may be any number of issues that arise that we cannot foresee. We may not find a suitable strategic partner or fail to identify appropriate candidates to hire onto a commercialization team, thus potentially limiting our ability to effectively commercialize our lead product candidate.

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

Even if we believe any completed, current or planned clinical trials are successful, the FDA or a comparable foreign regulatory authority may not agree that our completed clinical trials provide adequate data on the safety or efficacy of our lead product candidate or our other product candidates, permitting us to proceed to additional clinical trials. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative impact on the regulatory process in others. We may not be able to file for regulatory approvals, and even if we file we may not receive the necessary approvals to commercialize our products in any market.

Our lead product candidate or our other product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our lead product candidate or our other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. If toxicities occur in our current or future clinical trials they could cause delay or even the discontinuation of further development of our lead product candidate or other product candidates, which would impair our ability to generate revenues and would have a material adverse effect our business, results of operations, financial condition and cash flows and future prospects. There can be no assurance that side effects from our lead product candidate or our other product candidates in future clinical trials or that side effects in general will not prompt the discontinued development or possible market approval of our lead product candidate or other product candidates. If serious side effects or other safety or toxicity issues are experienced in our clinical trials in the future, we may not receive approval to market our lead product candidate or any other product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the U.S., and is covered by federal insurance programs such as Medicare or Medicaid, will be heavily scrutinized by the FDA, the Department of Justice, (DOJ), the Office of Inspector General of the Department of Health and Human Services, (HHS), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and/or the DOJ. Additionally, advertising and promotion of, any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign regulatory authorities.

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

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, or healthcare payers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

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

Even if we ultimately succeed in creating a safe and effective drug, as determined by regulatory authorities, based on our current product pipeline, there is no assurance it would be commercially successful. Competitive products might become available faster or with lower costs or adverse risks to patients, resulting in few sales of any product developed by XBiotech. Occurrences of certain disease indications, such as those in our pipeline, might become sufficiently rare, or victims might be sufficiently impoverished, that commercial production is uneconomic Furthermore, we must have sufficient buy-in from patients and healthcare professionals to guarantee market exposure for our drug candidates. If the end-users are not reached with our products, then it will be difficult to generate revenue from our development efforts. And even though we could obtain regulatory approval for any of our drug candidates, it is not necessarily the case that government or third-party payers will decide to add our products to their respective prescription drug formularies for reimbursement, thus inhibiting the ability for our drug candidates to reach the target patient populations, and health care professionals serving those patients.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current lead product candidate or our other product candidates to treat any relevant indication(s). There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our future product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We will need to expand our operations and grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of March 16, 2018, we had 42 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively, which we anticipate potentially being conducted at numerous clinical sites on a global scale;

•	identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	managing additional relationships with various strategic partners, suppliers and other third parties;

•	improving our managerial, development, operational and finance reporting systems and procedures; and

•	expanding our facilities.

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

In addition to the continued services of Mr. Simard, we believe that our future success is highly dependent on the contributions of our significant employees, as well as our ability to attract and retain highly skilled and experienced sales, research and development and other personnel in the United States and abroad. Some of our significant employees include our Medical Director, our Chief Scientific Officer, our Vice President of Quality Assurance, our Vice President of Quality Control, and our Vice President of Finance and Human Resources. Changes in our management team may be disruptive to our business.

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

With respect to patent rights, we do not know whether our pending patent applications for any of our technologies or product candidates will result in the issuance of patents that protect such technologies or products candidates, or if any of our issued patents will effectively prevent others from commercializing competitive technologies and products. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, in some cases, not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

Our stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	delisting of the Company’s security from the exchange on which it trades due to the Company not being in compliance with the listing requirements of the exchange;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other shareholders;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

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

As of December 31, 2017, our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 10 million shares or approximately 29% of our outstanding common stock, and could own approximately 13.2 million shares or approximately 37%  of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Provisions in our charter documents under Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult.

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of December 31, 2017, we had 35,439,272 common stock outstanding.

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

Our operations are based primarily in Austin, Texas. On January 12, 2008, the Company entered a lease agreement to lease its facility in Austin, Texas, USA. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, USA. On March 20, 2013, the Company extended the lease for another 21 months with the same terms and rental rates as the current lease. To accommodate future potential larger-scale commercial manufacturing needs, the Company purchased 48 acres of industrial-zoned property located five miles from Austin’s central business district. In 2016 construction of a new manufacturing facility on this property was completed. The Company continues to prepare this manufacturing facility to produce registration batches of product in the event of potential commercialization in the future.

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

On July 6, 2017, plaintiffs proceeded to re-file in Travis County district court (located in Austin, Texas). A hearing date has yet to be scheduled. Subsequently, XBiotech won on its motion to remove the case from state court to federal court at the U.S. District Court for the Western District of Texas, Austin Division. Counsel further argued for a motion to stay the case, which was granted on October 6, 2017, taking into account the upcoming hearings at the U.S. Supreme Court for Cyan, Inc. v. Beaver County Employees Retirement Fund. At issue in this is case is whether state courts lack subject matter jurisdiction over covered class actions that allege only Securities Act of 1933 claims. Arguments before the Supreme Court are scheduled for November 28, 2017. A decision from the Court is expected in the first half of 2018, at which time we will learn more about its impact on whether plaintiffs may return to litigate Rezko v. XBiotech in state court. We are unable to estimate the outcome of the Texas state court matter or the resulting financial impact to us, if any.

On October 26, 2017, XBiotech Corporate Officers, Queena Han (VP of Finance) and John Simard (President and CEO), and XBiotech, Inc. were named defendants in a securities class action civil suit filed in federal court at the U.S. District Court for the Western District of Texas in Austin, Texas, claiming that officers of the Company made false and misleading statements, violating securities laws, in documents filed with the Securities Exchange Commission (SEC), in regulatory filings, press releases, and other public statements. The deadline for lead plaintiff applications expired for this case in December 2017, with no one filing a motion to be appointed lead plaintiff for the putative class. The Company announced on January 5, 2018 that the United States District Court for the Western District of Texas Austin Division filed an order of dismissal granting in all respects a Notice of Voluntary Dismissal filed by the sole plaintiff in the putative class action complaint (Case 1:17-cv-01023-SS). The abovementioned lawsuit has therefore officially been dismissed without prejudice by the Court.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the NASDAQ Global Select Market on April 15, 2015 under the symbol “XBIT.” Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low close prices per share for our common stock on the NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2015:	High	Low
Second Quarter (commencing April 15, 2015)	$31.50	$17.63
Third Quarter	$20.71	$13.87
Fourth Quarter	$15.77	$7.47

Year Ended December 31, 2016:	High	Low
First Quarter	$10.44	$6.99
Second Quarter	$20.92	$9.46
Third Quarter	$24.90	$12.81
Fourth Quarter	$16.90	$8.90

Year Ended December 31, 2017:	High	Low
First Quarter	$19.20	$9.44
Second Quarter	$17.17	$3.20
Third Quarter	$5.58	$4.14
Fourth Quarter	$4.66	$3.90

Holders of record

As of February 8, 2018, there were 2,382 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

The following selected consolidated financial data for each of the five years ended December 31, 2017 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results. Set forth below are our selected consolidated financial data (in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data
Operating expenses:
Research and development	$26,424	$42,486	$31,310	$14,329	$7,935
General and administrative	7,635	10,277	6,200	7,449	1,990
Total operating expenses	34,059	52,763	37,510	21,778	9,925
Loss from operations	(34,059)	(52,763)	(37,510)	(21,778)	(9,925)
Other income (loss):
Interest income	354	49	-	1	1
Foreign exchange gain (loss)	555	(47)	6	53	(3)
Other income	-	-	21	-	-
Total other income (loss):	909	2	27	54	(2)
Net loss	(33,150)	(52,761)	(37,483)	(21,724)	(9,927)
Net loss per common share—basic and diluted	(0.95)	(1.63)	(1.22)	(0.90)	(0.45)
Weighted average number of common shares—basic and diluted	34,875,814	32,403,391	30,801,994	24,162,700	22,220,416

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Cash and cash equivalents	$31,768	$34,324	$91,051	$57,329	$7,244
Working capital	30,540	28,967	86,750	54,917	6,848
Total assets	62,972	67,050	109,358	62,177	11,073
Total shareholders’ equity	60,162	59,064	103,050	59,030	10,228

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

We have never been profitable and, as of December 31, 2017, we had an accumulated deficit of $216.6 million. We had a net loss of $33.2 million for the year ended December 31, 2017, compared to $52.8 million for the year ended December 31, 2016, and $37.5 million for the year ended December 31, 2015. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2017, we had 51 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2017, we have recorded total research and development expenses, including share-based compensation, of $170.0  million. Our total research and development expenses for the year ended December 31, 2017 was $26.4 million, compared to $42.5 million the year ended December 31, 2016, and $31.3 million for the year ended December 31, 2015. Share-based compensation accounted for $0.4 million for the year ended December 31, 2017, $2.1 million for the year ended December 31, 2016 and $2.2 million for the year ended December 31, 2015.

Research and development expenses as a percentage of total operating expenses was 78% for the year ended December 31, 2017, 81% for the year ended December 31, 2016, and 83% for the year ended December 31, 2015. The percentages, excluding stock-based compensation, were 82% for the year ended December 31, 2017, 86% for the year ended December 31, 2016 and 88% for the year ended December 31, 2015.

Our clinical development costs decreased with the completion and discontinuation of our phase III colorectal cancer clinical trials under EMA and FDA jurisdictions, respectively.

The clinical research and development costs may increase  going forward as we evaluate our pipeline and plan potential new studies.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $7.6 million for the year ended December 31, 2017, $10.3 million for the year ended December 31, 2016 and $6.2 million for the year ended December 31, 2015. Share-based compensation accounted for $2.1 million for the year ended December 31, 2017, $3.5 million for the year ended December 31, 2016 and $2.2 million for the year ended December 31, 2015.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Weighted-average grant date fair value per share	$4.85	$7.29	$17.95
Expected volatility	65%-67%	65%-70%	66%-71%
Risk-free interest rate	1.83%-2.41%	1.09%-2.44%	1.07%-2.42%
Expected life (in years)	5.38–10	5–10	3–10
Dividend yield	—	—	—

We have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future, which is consistent with our past practice. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method when the stock option includes “plain vanilla” terms. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. For stock options that did not include “plain vanilla” terms, we used the contractual life of the stock option as the expected life. Such stock options consisted primarily of options issued to our board of directors that were immediately vested at issuance. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. Due to the adoption of ASU No. 2016-09, “Stock Compensation,” effective January 1, 2017, the Company accounts for forfeitures as they occur rather than on an estimated basis.

Results of Operations

Revenue

We did not record any revenue during the years ended December 31, 2017, 2016 and 2015.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$6,327	$8,402	$(2,075)	(25%)	$8,402	$6,200	$2,202	36%
Laboratory and manufacturing supplies	2,915	7,458	(4,543)	(61%)	7,458	4,325	3,133	72%
Clinical trials and sponsored research	11,129	19,792	(8,663)	(44%)	19,792	14,542	5,250	36%
Stock-based compensation	413	2,095	(1,682)	(80%)	2,095	2,204	(109)	(5%)
Other	5,640	4,739	901	19%	4,739	4,039	700	17%
Total	$26,424	$42,486	$(16,062)	(38%)	$42,486	$31,310	$11,176	36%

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

Research and development expenses decreased by 38% to $26.4 million for year ended December 31, 2017 compared to $42.5 million for the year ended December 31, 2016. The decrease in research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a $8.7 million decrease of clinical trial activities and sponsored research expense, related to the completion of all active trials. In addition, there was a decrease in laboratory and manufacturing supplies expense due to a reduction in clinical trial drug manufacturing. Salary and related expenses also decreased due to the reduction of our research and development workforce from 96 to 44. The decrease of stock-based compensation expenses was mainly due to the forfeiture of terminated employees’ stock options.

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

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Salaries and related expenses	$1,497	$1,759	$(262)	(15%)	$1,759	$1,167	$592	51%
Patent filing expense	659	690	(31)	(4%)	690	793	(103)	(13%)
Stock-based compensation	2,063	3,478	(1,415)	(41%)	3,478	2,203	1,275	58%
Professional fees	1,676	2,479	(803)	(32%)	2,478	802	1,676	209%
Other	1,740	1,871	(131)	(7%)	1,872	1,235	637	52%
Total	$7,635	$10,277	$(2,642)	(26%)	$10,277	$6,200	$4,077	66%

General and administrative expenses decreased 26% to $7.6 million for the year ended December 31, 2017 compared to $10.3 million for the year ended December 31, 2016. The $1.4 million decrease in stock-based compensation is due to the grant of stock options to board members in the first quarter of 2016 that were immediately vested. Professional fees also decreased $0.8 million due to the reduction of public relations activities. The decrease in labor costs was mainly due to the reduction of our general and administrative workforce from 10 to 7.

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

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income	$354	$49	$-
Other income	-	-	21
Foreign exchange gain (loss)	555	(47)	6
Total	$909	$2	$27

The $354 thousand of interest income for the year ended December 31, 2017 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain was mainly due to the fluctuation between US dollar and Euro in the year ended December 31, 2017 compared to the year ended December 31, 2016.

The $49 thousand of interest income for the year ended December 31, 2016 is mainly from the interest generated from the Company’s Canadian bank account. Other income consists primarily of a $21 thousand gain from the sale of fully-depreciated scientific equipment for the year ended December 31, 2015. Foreign exchange loss was mainly due to the fluctuation between US dollar and Euro in the year ended December 31, 2016 compared to the year ended December 31, 2015

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2017, we have funded our operations principally through the private placement of equity securities and our initial public offering, which have provided aggregate cash proceeds of approximately $257.2  million. At December 31, 2017, we had cash and cash equivalents of $31.8 million as compared to cash and cash equivalents of $34.3 million at December 31, 2016. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2017	2016	2015
Operating activities	$(33,649)	$(46,015)	$(33,308)
Investing activities	(1,405)	(13,914)	(10,392)
Financing activities	33,323	2,944	77,470
Effect of foreign exchange rate on cash and cash equivalents	(825)	258	(48)
Net change in cash and cash equivalents	$(2,556)	$(56,727)	$33,722

During the years ended December 31, 2017, 2016 and 2015, our operating activities used net cash of $33.6 million, $46.0 million and $33.3 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to the decrease in clinical trial and manufacturing activities, as well as, the reducing size of our workforce. The increase in net loss from operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to the increase in clinical trial and manufacturing activities, as well as, the growing size of our workforce.

During the years ended December 31, 2017, 2016 and 2015, our investing activities used net cash of $1.4 million, $13.9 million, and $10.4 million, respectively. The decrease for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was principally due to the new manufacturing facility being completed in 2016. The increase for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to construction on the new manufacturing facility and equipment.

During the years ended December 31, 2017, 2016 and 2015, our financing activities provided net cash proceeds of $33.3 million, $2.9 million and $77.5 million, respectively. During the year ended December 31, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 290 thousand shares of common stock for a total of approximately $0.7 million in net proceeds. During the year ended December 31, 2016, employees exercised stock options to purchase a total of 204,159 shares of our common stock for approximately $1.1 million in net proceeds. Also, we sold 144,426 shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.8 million. During the year ended December 31, 2015, we received IPO proceeds of $76.0 million and incurred offering costs of $5.4 million, which consisted of underwriters’ commission direct incremental legal, accounting and other professional service fees related to our IPO.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the EMA or similar regulatory agencies in other countries and successfully commercialized. As of December 31, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $31.8 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of December 31, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating facility leases	$549	$470	$79	$—	$—
Total contractual obligations	$549	$470	$79	$—	$—

Rent expense was approximately $741,000, $761,000 and $688,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Houston, Texas

March 16, 2018

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,768	$34,324
Prepaid expenses and other current assets	1,564	2,606
Total current assets	33,332	36,930
Property and equipment, net	29,640	10,142
Building construction in progress	-	19,978
Total assets	$62,972	$67,050

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,730	$4,431
Accrued expenses	1,062	3,532
Total current liabilities	2,792	7,963
Long-term liabilities:
Deferred rent	18	23
Total liabilities	2,810	7,986

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,439,272 and 32,627,691 shares outstanding at December 31, 2017 and December 31, 2016, respectively	277,492	242,419
Accumulated other comprehensive loss	(768)	57
Accumulated deficit	(216,562)	(183,412)
Total shareholders’ equity	60,162	59,064

Total liabilities and shareholders’ equity	$62,972	$67,050

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$26,424	$42,486	$31,310
General and administrative	7,635	10,277	6,200

Total operating expenses	34,059	52,763	37,510
Loss from operations	(34,059)	(52,763)	(37,510)

Other income (loss):
Interest income	354	49	-
Other income	-	-	21
Foreign exchange gain (loss)	555	(47)	6
Total other income (loss)	909	2	27
Net loss	$(33,150)	$(52,761)	$(37,483)
Net loss per share—basic and diluted	$(0.95)	$(1.63)	$(1.22)
Shares used to compute basic and diluted net loss per share	34,875,814	32,403,391	30,801,994

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(33,150)	$(52,761)	$(37,483)
Foreign currency translation adjustment	(825)	258	(48)
Comprehensive loss	$(33,975)	$(52,503)	$(37,531)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2015	27,547	152,351	(153)	(93,168)	59,030
Net loss	-	-	-	(37,483)	(37,483)
Foreign currency translation adjustment	-	-	(48)	-	(48)
Issuance of common stock, net of issuance cost	4,373	75,386	-	-	75,386
Issuance of common stock under stock option plan	359	1,348	-	-	1,348
Stock subscription receivable	-	410	-	-	410
Share-based compensation expense	-	4,407	-	-	4,407
Balance at December 31, 2015	32,279	233,902	(201)	(130,651)	103,050
Net loss	-	-	-	(52,761)	(52,761)
Foreign currency translation adjustment	-	-	258	-	258
Issuance of common stock, net of issuance cost	145	1,808	-	-	1,808
Issuance of common stock under stock option plan	204	1,136	-	-	1,136
Share-based compensation expense	-	5,573	-	-	5,573
Balance at December 31, 2016	32,628	$242,419	$57	$(183,412)	$59,064
Net loss	-	-	-	(33,150)	(33,150)
Foreign currency translation adjustment	-	-	(825)	-	(825)
Issuance of common stock, net of issuance cost	2,521	32,620	-	-	32,620
Issuance of common stock under stock option plan	290	818	-	-	818
Share-based compensation expense	-	1,635	-	-	1,635
Balance at December 31, 2017	35,439	$277,492	$(768)	$(216,562)	$60,162

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Operating activities
Net loss	$(33,150)	$(52,761)	$(37,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,484	698	699
Share-based compensation expense	1,750	5,573	4,407
Gain on disposal of property and equipment	-	-	(157)
Other non-cash adjustments	401	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current	1,041	(617)	(1,579)
Accounts payable	(2,700)	(981)	840
Accrued expenses	(2,470)	2,066	(52)
Deferred rent	(5)	7	17
Net cash used in operating activities	(33,649)	(46,015)	(33,308)

Investing activities
Purchase of property and equipment	(1,405)	(4,746)	(2,322)
Expenditures on building construction	-	(9,168)	(8,070)
Net cash used in investing activities	(1,405)	(13,914)	(10,392)

Financing activities
Issuance of common stock and warrants, net	32,620	1,808	75,712
Issuance of common stock under stock option plan	703	1,136	1,348
Collection of subscription receivable	-	-	410
Net cash provided by financing activities	33,323	2,944	77,470
Effect of foreign exchange rate on cash and cash equivalents	(825)	258	(48)

Net change in cash and cash equivalents	(2,556)	(56,727)	33,722
Cash and cash equivalents, beginning of period	34,324	91,051	57,329
Cash and cash equivalents, end of period	$31,768	$34,324	$91,051

Supplemental Information:
Accrued purchases of property and equipment	$-	$148	$940
Accrued expenditures on building construction	-	439	1,416

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

With the manufacturing capability to produce its True Human™ antibody therapy, in 2010, the Company began a clinical trial program. The first clinical trial program at MD Anderson Cancer Center began treating the sickest cancer patients irrespective of tumor type. Soon thereafter, the Company used the same antibody therapy in various clinical studies at treatment centers around the United States (U.S.) and abroad to investigate the antibody effect in patients that had vascular disease, leukemia, type 2 diabetes, psoriasis or acne.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $31.8 million at December 31, 2017, will enable the Company to achieve several major inflection points, including potential new clinical studies with our lead product candidate. We expect to have sufficient cash through one year from the report issuance date.

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

Share-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,
	2017	2016	2015

Research and development	$413	$2,095	$2,204
General and administrative	2,063	3,478	2,203

Total share-based compensation expense	$2,476	$5,573	$4,407

No related tax benefits were recognized for the years ended December 31, 2017, 2016 and 2015.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2017			2016			2015

Weighted-average grant date fair value per share		$4.85			$7.29			$17.95
Expected volatility	65%	-	67%	65%	-	70%	66%	-	71%
Risk-free interest rate	1.83%	-	2.41%	1.09%	-	2.44%	1.07%	-	2.42%
Expected life (in years)	5.38	-	10	5	-	10	3	-	10
Dividend yield		-			-			-

Due to the adoption of ASU No. 2016-09, “Stock Compensation,” the Company accounts for forfeitures as they occur rather than on an estimated basis.

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

At December 31, 2017 and 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2017 and 2016, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued final guidance that will change the accounting for leases ASU No. 2016-02, “Leases.” ASU 2016-02. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities classify leases to determine how to recognize lease-related revenue and expense. Classification continues to affect what lessors record on the balance sheet. For calendar-year public business entities and certain calendar-year not-for-profit entities and employee benefit plans, the guidance is effective in 2019, and interim periods within that year. For other calendar-year entities, it is effective in 2020, and interim periods in 2021. Early adoption is permitted for all entities. The adoption of this standard will require the Company to record its operating leases on the balance sheet. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation,” which is intended to simplify several aspects of the accounting for share-based payment award transactions.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The Company adopted this pronouncement effective January 1, 2017. Upon adoption, the Company recognized approximately $491 thousand of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. This part of the guidance is applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $491 thousand of deferred tax assets, the recognition of this provision of ASU 2016-09 had no impact to the Company’s accumulated deficit as of January 1, 2017. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company elected to account for forfeitures as they occur using a modified retrospective transition method. The adoption of this one-time accounting policy election did not have a material impact on the Company’s financial statements.

3. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Computer and office equipment	$461	$456
Furniture and fixtures	183	132
Land	1,418	1,418
Leasehold improvements	802	794
Scientific equipment	12,194	6,116
Vehicle	30	30
Building	21,013	19,978
Construction in process	472	6,645
Accumulated depreciation	(6,933)	(5,449)
Total	$29,640	$30,120

Depreciation expenses related to property and equipment amounted to approximately $1,484,000, $698,000, and $699,000 and for the years ended December 31, 2017, 2016 and 2015, respectively. Construction in process is related to research and development and manufactory equipment.

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2017, and 2016 (in thousands):

	2017	2016
Accrued compensation and related expenses	$234	$413
Accrued professional fees	32	95
Accrued building construction fees	-	521
Accrued clinical trial expenses	766	2,402
Other	30	101
Total	$1,062	$3,532

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

In March 2017, the Company sold 2.4 million shares of common stock at a net price of $13.00 for total proceeds of approximately $31.6 million from investors.

From January through December 2017, 290 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 to $14.71 per share for a total of $703 thousand.

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

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2014	4,884,165	$0.55	-	$15.00	$7.03
Granted	375,928	8.47	-	21.99	17.95
Exercised	(359,141)	0.53	-	10.00	3.75
Forfeitures	(114,375)	0.55	-	20.93	11.05
Options outstanding at December 31, 2015	4,786,577	$0.53	-	$21.99	$8.56
Granted	1,059,990	7.71	-	19.10	11.72
Exercised	(204,159)	0.74	-	19.09	5.56
Forfeitures	(453,750)	0.52	-	16.91	12.79
Options outstanding at December 31, 2016	5,188,658	$0.52	-	$21.99	$8.49
Granted	1,251,000	4.15	-	12.62	4.85
Exercised	(406,667)	0.93	-	14.71	2.28
Forfeitures	(729,367)	0.94	-	21.99	11.90
Options outstanding at December 31, 2017	5,303,624	$2.5	-	$21.99	$7.69

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2017, 2016 and 2015, was $2.97, $7.29 and $17.95, respectively. Options with an intrinsic value of $(3.75), $1.63 and $2.86, became vested during 2017, 2016 and 2015, respectively. The total intrinsic value of options exercisable and total options outstanding at December 31, 2017 was $746,000. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $1,601,000, $5,728,000and $5,463,000, respectively.

As of December 31, 2017, there was approximately $3.1 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.23 years.

7. Net Loss Per Share

The following summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(33,150)	$(52,761)	$(37,483)
Weighted-average number of common shares—basic and diluted	34,875,814	32,403,391	30,801,994
Net loss per share—basic and diluted	$(0.95)	$(1.63)	$(1.22)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2017	2016	2015
Stock options	5,303,624	5,188,658	4,786,577
Warrants to purchase common stock	-	-	-
Total	5,303,624	5,188,658	4,786,577

8. Income Taxes

The Company recorded no provision for income taxes for the years ended December 31, 2017, 2016 and 2015 due to the reported net losses in each year and reported valuation allowance.

A reconciliation of the Company’s Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Income tax benefit computed at federal tax rate	26.0%	26.0%	26.0%
Change in valuation allowance	(15.3%)	(22.1%)	(27.2%)
Impacts of US tax reform	(13.4%)	-	-
Stock compensation and other	2.7%	(3.9%)	1.2%
Total	—%	—%	—%

During the years ended December 31, 2017, 2016 and 2015, the Company had no interest and penalties related to income taxes.

As of December 31, 2017, and 2016, the Company has unused net operating losses of approximately $167.6 million (approximately $132.3 million in Canada, $27.7 million in the U.S., $6.7 million in Germany and $0.9 million in Switzerland and Japan) and $133.0 million (approximately $108.9 million in Canada, $18.6 million in the U.S., $4.8 million in Germany and $0.6 million in Switzerland and Japan), respectively, available to reduce taxable income of future years. The tax benefit of net operating losses begin to expire in 2025 in Canada, 2028 in U.S., 2034 in Germany 2018 in Switzerland, and 2022 in Japan.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017, 2016 and 2015 as follows (in thousands):

	2017	2016	2015

Deferred tax assets:
Noncapital losses	$41,551	$35,064	$23,038
Qualifying research and development credits	2,833	2,408	1,591
Stock based compensation	1,618	2,737	3,982
Share issue costs	42	27	30
Accrued liabilities	49	286	356
Deferred rent	4	8	6

Total deferred tax assets	46,097	40,530	29,003
Deferred tax liabilities:
Depreciation	282	31	13
Share issuance costs	35	16	23
Total deferred tax liabilities	317	47	36
Net deferred tax asset	45,780	40,483	28,967
Valuation allowance for deferred tax assets	(45,780)	(40,483)	(28,967)
Net deferred tax asset including valuation allowance	$—	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 34 percent down to 21 percent starting on January 1, 2018. As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities at 21 percent. This revaluation resulted in a provision of $4.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance.  As a result, there was no impact to the Company’s consolidated statements of comprehensive loss as a result of the reduction in tax rates.

As the Company does not have all of the necessary information to analyze all income tax effects of the TCJA, the Company will continue to make and refine calculations and estimates as additional information is obtained, which could potentially affect the provisional amounts relating to the deferred income taxes, including but not limited to deferred tax assets related to share-based compensation expenses. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the TCJA.  The Company expects to complete a detailed analysis no later than the fourth quarter of 2018.

Due to additional current year losses, offset by the decrease of the U.S. tax rate from 34% to 21% in 2017, the valuation allowance increased by approximately $5.3 million and $11.5 million during the year ended December 31, 2017 and 2016 respectively.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company files federal income tax returns in Canada, U.S, Switzerland, Germany, and Japan. The Company also files income tax returns in the state of Texas in the U.S. The statute of limitations for assessment by local taxing authorities is open for tax years ended after December 2011. There are currently no federal or state income tax audits in progress.

The components of income before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Domestic	$(5,765)	$(8,749)	$(6,544)
Canada	(26,034)	(41,625)	(28,129)
Other Foreign	(1,351)	(2,387)	(2,810)
Total	$(33,150)	$(52,761)	$(37,483)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The Company adopted these accounting changes on a prospective basis during the three months ended December 31, 2016. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The adoption of this standard did not have a material effect on the Company’s financial statements or disclosures.

9. Commitments and Contingencies

On January 12, 2008, the Company entered a lease agreement to lease its facility in Austin, Texas, U.S. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, U.S. On March 20, 2013, the company extended the lease for another 21 months with the same terms and rental rates as the current leases. On February 28, 2015, the Company extended the leases for another four years with two years early termination right. The future minimum lease payments are as follows as of December 31, 2017 (in thousands):

63

2018	$470
2019	$79

Rent expense was approximately $741,000, $761,000 and $688,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The plaintiffs re-filed their suit in Travis County district court, located in Austin, Texas, on July 6, 2017. A hearing date has yet to be scheduled in this matter. Subsequently, XBiotech won on its motion to remove the case from state court to federal court at the U.S. District Court for the Western District of Texas, Austin Division. Counsel further argued for a motion to stay the case, which was granted on October 6, 2017, taking into account the upcoming hearings at the U.S. Supreme Court for Cyan, Inc. v. Beaver County Employees Retirement Fund. At issue in this is case is whether state courts lack subject matter jurisdiction over covered class actions that allege only Securities Act of 1933 claims. Arguments before the Supreme Court were held in November 2017. A decision from the Court is expected in the first half of 2018, at which time we will learn more about its impact on whether plaintiffs may return to litigate Rezko v. XBiotech in state court.

10. Subsequent Events

On January 16, 2018, Daniel Vasella resigned from the Board of Directors of XBiotech Inc. effective immediately. On January 16th, 2018, the Company promptly notified the NASDAQ Listing Qualifications Department (“NLQD”) of this event. Subsequently, the Company received a letter from the NLQD which noted the Company’s non-compliance with NASDAQ’s independent director and audit committee composition requirements set forth in Listing Rules 6505(b)(1) and 5605(c)(2), respectively. The Company was given 45 days to submit a plan to regain compliance related to NASDAQ’s independent director requirement and a cure period to regain compliance with the compensation committee requirements.

As described in a Form 8-K filing on March 1, 2018, on February 27, 2018, Mr. Jan-Paul Waldin was elected as a member of the Board of Directors the Company, as well as appointed as a member of the Company’s Audit Committee and Compensation Committee, to serve until his successor is duly elected and qualified or until his earlier resignation, removal or death. With the addition of Mr. Waldin to the Company’s Board of Directors, Audit Committee and Compensation Committee, the Company has regained compliance and is no longer subject to the requirements set forth in the Letter from NASDAQ dated January 18, 2018 and referenced in a Form 8-K filing on January 19, 2018. Therefore, the Company is currently only subject to the requirements set forth in the Letter from NASDAQ dated November 9, 2017 and referenced in the Company’s Form 10-Q filing on that same day in which it has been given a cure period until the earlier of the Company’s next annual shareholders’ meeting or November 8, 2018 in order to regain compliance with NASDAQ’s audit committee requirements as set forth in Listing Rule 5605. The Company plans to fill the vacancy and regain compliance on this matter within the cure period provided by NASDAQ.

11. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the year ended December 31, 2017 and 2016 is presented below (in thousands except per share data):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	(10,271)	(9,688)	(6,593)	(7,507)
Net Loss	(10,563)	(9,133)	(6,205)	(7,249)
Net loss per share—basic and diluted	(0.32)	(0.26)	(0.18)	(0.20)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	(10,248)	(13,615)	(12,459)	(16,441)
Net Loss	(10,257)	(13,622)	(12,484)	(16,398)
Net loss per share—basic and diluted	(0.32)	(0.42)	(0.38)	(0.50)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Section 16(0) Beneficial Ownership Reporting Compliance” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about May 2, 2018 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders to be held on June 19, 2018.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2018.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ JOHN SIMARD John Simard, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2018

/S/ QUEENA HAN Queena Han, Vice President of Finance & Human Resources (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018

/S/ W. THORPE MCKENZIE W. Thorpe McKenzie, Director	March 16, 2018

/S/ JAN-PAUL WALDIN Jan-Paul Waldin, Director	March 16, 2018

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Continuation dated September 23, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.2	Notice of Articles, dated December 8, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.1+	Executive Employment Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.2+	Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3	Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.4+	XBiotech 2005 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.5+	Form of indemnification agreement between XBiotech and each director of XBiotech (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.6	Agreement of Lease by and between NNN Met Center 4-9, LP and XBiotech USA, Inc. dated January 14, 2008 and the First Amendment dated January 17, 2008, the Second Amendment dated August 2010 and the Third Amendment dated March 2013 and the Fourth Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.7	Agreement of Lease by and between NNN Met Center 4-9, LLP and XBiotech USA, Inc. for Suite 600 dated August 16, 2010 and First Amendment dated March 2013 and the Second Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9	Licensing Agreement dated January 16, 2015 between XBiotech USA, Inc. and Lonza Sales AG (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act. incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.10	Research and Collaboration Agreement dated December 15, 2014 by and between XBiotech USA, Inc. and the South Texas Blood & Tissue Center (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933. incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.11	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.12	Common Stock Sales Agreement with H.C. Wainwright & Co. LLC which establishes an at-the-market equity program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2016 (File No. 001-37347) and incorporated herein by reference)

10.13	Subscription agreements with accredited investors (the “Subscription Agreements”) providing for the issuance and sale by the Company of approximately $31 million of common shares in a registered direct offering(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 03, 2017 (File No. 001-37347) and incorporated herein by reference)

21.1*	List of subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Xbiotech, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (detail tagged).

+	Indicates management contract or compensatory plan
*	Filed herewith

