Form 10-Q
period 2018-03-31
XBiotech Inc.
filed 2018-05-08
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 8, 2018, there were 35,519,772 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2018

SIGNATURES

EXHIBIT INDEX

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2017 filed with the SEC on March 16, 2018, and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$28,416	$31,768
Prepaid expenses and other current assets	1,333	1,564
Total current assets	29,749	33,332
Property and equipment, net	29,111	29,640
Total assets	$58,860	$62,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,160	$1,730
Accrued expenses	1,274	1,062
Total current liabilities	2,434	2,792
Long-term liabilities:
Deferred rent	16	18
Total liabilities	2,450	2,810

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,519,772 and 35,439,272 shares outstanding at March 31, 2018 and December 31, 2017, respectively	277,803	277,492
Accumulated other comprehensive loss	(762)	(768)
Accumulated deficit	(220,631)	(216,562)
Total shareholders’ equity	56,410	60,162

Total liabilities and shareholders’ equity	$58,860	$62,972

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018 (unaudited)	2017 (unaudited)
Operating expenses:
Research and development	$2,993	$8,188
General and administrative	1,157	2,083
Total operating expenses	4,150	10,271
Loss from operations	(4,150)	(10,271)

Other income (loss):
Interest income	64	49
Foreign exchange gain (loss)	17	(341)
Total other income (loss)	81	(292)
Net loss	$(4,069)	$(10,563)
Net loss per share—basic and diluted	$(0.11)	$(0.32)
Shares used to compute basic and diluted net loss per share	35,447,304	33,291,672

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2018 (unaudited)	2017 (unaudited)

Net loss	$(4,069)	$(10,563)
Foreign currency translation adjustment	7	110
Comprehensive loss	$(4,062)	$(10,453)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018 (unaudited)	2017 (unaudited)
Operating activities
Net loss	$(4,069)	$(10,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	588	296
Share-based compensation expense	110	724
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	232	375
Accounts payable	(596)	(1,835)
Accrued expenses	212	(905)
Deferred rent	(3)	-
Net cash used in operating activities	(3,526)	(11,908)

Investing activities
Purchase of property and equipment	(34)	(607)
Net cash used in investing activities	(34)	(607)

Financing activities
Issuance of common stock and warrants, net	-	32,620
Issuance of common stock under stock option plan	201	93
Net cash provided by financing activities	201	32,713
Effect of foreign exchange rate on cash and cash equivalents	7	110

Net change in cash and cash equivalents	(3,352)	20,308
Cash and cash equivalents, beginning of period	31,768	34,324
Cash and cash equivalents, end of period	$28,416	$54,632

Supplemental Information:
Accrued purchases of property and equipment	25	101
Receivable on issuance of common stock under stock option plan	-	223

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

XBiotech Inc. is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. The Company believes that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system. The Company’s pipeline consists of product candidates at various stages of development across an array of indications including oncology, dermatology, other inflammatory conditions, such as peripheral vascular disease, type 2 diabetes, and infectious diseases.

2.       Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at March 31, 2018 and December 31, 2017, the results of its operations and comprehensive loss for the three month periods ended March 31, 2018 and 2017, and the cash flows for the three month periods ended March 31, 2018 and 2017.

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

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. To determine the fair value of its common stock, the Company uses the closing price of the Company’s common stock as reported by NASDAQ. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur rather than on an estimated basis.

Share-based compensation expense recognized for the three months ended March 31, 2018 and 2017 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended March 31,
	2018	2017
Research and development	$88	$294
General and administrative	22	430
Total share-based compensation expense	$110	$724

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended March 31,
	2018			2017
Dividend yield		-			-
Expected volatility	67%	-	80%	65%	-	67%
Risk-free interest rate	2.38%	-	2.71%	2.11%	-	2.41%
Expected life (in years)	6.0	-	10	6.25	-	10
Weighted-average grant date fair value per share		$3.02			$8.24

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

At March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2018 and December 31, 2017, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2018.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 34 percent down to 21 percent starting on January 1, 2018. As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities at 21 percent. As of and for the year ended December 31, 2017, this revaluation resulted in a provision of $4.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance.  As a result, there was no impact to the Company’s consolidated statements of comprehensive loss as a result of the reduction in tax rates.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued final guidance that will change the accounting for leases, Accounting Standards Update (ASU) No. 2016-02, “Leases.” The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. For calendar-year public business entities and certain calendar-year not-for-profit entities and employee benefit plans, the guidance is effective in 2019, and interim periods within that year, and early adoption is permitted. The adoption of this standard will require the Company to record its operating leases on the balance sheet. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements.

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

From January through March 2018, 81 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 per share for total proceeds of $201 thousand.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2017	5,303,624	$2.5	-	$21.99	7.69
Granted	208,500	4.01	-	4.92	4.19
Exercised	(80,500)		2.5		2.50
Forfeitures	(532,475)	2.50	-	19.09	5.56
Options outstanding at March 31, 2018	4,899,149	$2.5	-	$21.99	7.80

As of March 31, 2018, there was approximately $2.0 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.16 years.

5.        Commitments and Contingencies

On January 12, 2008, the Company entered a lease agreement to lease its facility in Austin, Texas, U.S. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, U.S. On March 20, 2013, the company extended the lease for another 21 months with the same terms and rental rates as the current leases. On February 28, 2015, the Company extended the leases for another four years with two years early termination right. The future minimum lease payments are as follows as of March 31, 2018 (in thousands):

2018	$354
2019	$79

Rent expense was approximately $200 thousand and $186 thousand for the three months ended March 31, 2018 and 2017, respectively.

On December 1, 2015, a purported securities class action complaint captioned Yogina Rezko v. XBiotech Inc., John Simard, Queena Han and WR Hambrecht & Co., LLC was filed against the Company, certain of its officers and directors and the underwriter for its initial public offering in the Superior Court for the State of California, Los Angeles County.  On December 2, 2015, a purported securities class action complaint captioned Linh Tran v. XBiotech Inc., John Simard and Queena Han was filed against the Company and certain of its officers and directors in U.S. District Court for the Western District of Texas. The lawsuits are based on substantially similar factual allegations and purport to be class actions brought on behalf of purchasers of the Company's securities during the period from April 15, 2015 through November 23, 2015. The complaint filed in California state court alleges that the defendants violated the Securities Act of 1933, as amended (the "Securities Act"), and the complaint filed in federal court alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in each case by making materially false and misleading statements concerning the Company's Phase III clinical trial conducted in Europe to assess Xilonix™ as a treatment for colorectal cancer. The California complaint purports to assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and the federal complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Both complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

In September 2016, a stay was granted at the Superior Court for the State of California, Los Angeles County, in Yogina Rezko v. XBiotech Inc., John Simard, Queena Han and WR Hambrecht & Co., LLC, in light of the ongoing case, Linh Tran v. XBiotech Inc., John Simard and Queena Han, in the U.S. District Court for the Western District of Texas, leaving plaintiffs with an opportunity re-file a complaint in Texas. In October 2016, the Texas securities class action lawsuit was dismissed with prejudice. At the June 7, 2017, hearing at the Superior Court for the State of California, Los Angeles County, the Company was granted a motion on the grounds of forum non conveniens. The judge ruled that the case belonged in Texas, not in California. The case is nevertheless stayed, due to California procedural rules, and not dismissed.

The plaintiffs re-filed their suit in Travis County district court, located in Austin, Texas, on July 6, 2017. The Company subsequently removed the case to the U.S. District Court for the Western District of Texas.  Following a recent Supreme Court decision holding that the types of claims asserted in this action are non-removable, the suit was remanded back to Travis County district court, where it remains pending.  The Company believes the claims asserted in the case are without merit and intends to mount a vigorous defense.

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

We have never been profitable and, as of March 31, 2018, we had an accumulated deficit of $220.6 million. We had net losses of $4.1 million and $10.6 million for the three months ended March 31, 2018 and 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of March 31, 2018, we had 40 employees.

Recent Events:

The Company recently announced the launch of two separate Phase 2, open label, dose escalation studies evaluating a new subcutaneous formulation of the Company’s True Human™ monoclonal antibody, MABp1, in patients with moderate to severe Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Dose ranging of this subcutaneous formulation for MABp1 is planned to be studied in 4 week and 12 week open label treatment regimens for AD and HS, respectively. These findings will establish the basis for potential further randomized studies with the subcutaneous formulation.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $28.0 million at March 31, 2018 will enable the Company to achieve some key inflection points, including advanced clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements through 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2018, we have recorded total research and development expenses, including share-based compensation, of $173.0 million. Our total research and development expenses for the three months ended March 31, 2018 and 2017 were $3.0 million and $8.2 million, respectively. Share-based compensation accounted for $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2018 and 2017 were 72% and 80%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2018 and 2017, were 72% and 83%, respectively.

Our clinical development costs decreased with the completion and discontinuation of our phase III colorectal cancer clinical trials under EMA and FDA jurisdictions, respectively.

The clinical development costs may increase going forward with the recent launch of the two phase 2 dermatology studies which may potentially be followed by more advanced studies and as we evaluate our pipeline and plan potential new studies.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2018 and 2017 were $1.2 million and $2.1 million, respectively. Share-based compensation accounted for $22 thousand and $430 thousand for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2018 and 2017 were 28% and 20%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2018 and 2017, were 28% and 17%, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Revenue

We did not record any revenue during the three months ended March 31, 2018 and 2017.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$1,051	$2,213	$(1,162)	-53%
Laboratory and manufacturing supplies	213	1,232	(1,019)	-83%
Clinical trials and sponsored research	8	3,155	(3,147)	-100%
Stock-based compensation	88	294	(206)	-70%
Other	1,633	1,294	339	26%
Total	$2,993	$8,188	$(5,195)	-63%

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

Research and development expenses decreased by $5.2 million to $3.0 million for the three months ended March 31, 2018, compared to $8.2 million for the three months ended March 31, 2017. The decrease was due to a $3.1 million decrease of clinical trial activities and sponsored research expense, related to the completion of all active trials. Labor costs also decreased due to the reduced size of the research and development workforce from 93 to 35. In addition, the decrease in laboratory and manufacturing supplies expense occurred due to a reduction in clinical trial drug manufacturing.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$324	$469	$(145)	-31%
Patent filing expense	181	186	(5)	-3%
Stock-based compensation	22	430	(408)	-95%
Professional fees	207	415	(208)	-50%
Other	423	583	(160)	-27%
Total	$1,157	$2,083	$(926)	-44%

General and administrative expense decreased $0.9 million to $1.2 million for the three months ended March 31, 2018, compared to $2.1 million for the three months ended March 31, 2017. The decrease was primarily related to stock–based compensation expenses of $0.4 million, due to the forfeiture of terminated employees’ stock options. Professional fees also decreased $0.2 million due to the reduction of public relations activities. The decrease in labor costs was mainly due to the reduction of our general and administrative workforce from 10 to 5.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$64	$49
Foreign exchange gain (loss)	17	(341)
Total	$81	$(292)

The $64 thousand of interest income for the three months ended March 31, 2018 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain was mainly due to the fluctuation between US dollar and Euro in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2018, we have funded our operations principally through public offerings and the private placement of equity securities, which have provided aggregate cash proceeds of approximately $257.4 million. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2018	2017
Operating activities	$(3,526)	$(11,908)
Investing activities	(34)	(607)
Financing activities	201	32,713
Effect of foreign exchange rate on cash and cash equivalents	7	110
Net change in cash and cash equivalents	$(3,352)	$20,308

During the three months ended March 31, 2018 and 2017, our operating activities used net cash of $3.5 million and $11.9 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was mainly due to the decrease in clinical trials and sponsored research expense and salaries and related expenses.

During the three months ended March 31, 2018 and 2017, our investing activities used net cash of $34 thousand and $607 thousand, respectively. The use of cash was for the purchase of new research and development equipment.

During the three months ended March 31, 2018 and 2017, our financing activities provided net cash proceeds of $0.2 million and $32.7 million, respectively. During the three months ended March 31, 2018, employees exercised stock options to purchase a total of 80,500 shares of our common stock for approximately $0.2 million in net proceeds. During the three months ended March 31, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 66 thousand shares of common stock for a total of approximately $0.3 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the EMA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $28.4 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2013, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of March 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$433	$433	$—	$—
Total contractual obligations	$433	$433	$—	$—

Rent expense was $200 thousand and $186 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiffs re-filed their suit in Travis County district court, located in Austin, Texas, on July 6, 2017. XBiotech subsequently removed the case to the U.S. District Court for the Western District of Texas.  Following a recent Supreme Court decision holding that the types of claims asserted in this action are non-removable, the suit was remanded back to Travis County district court, where it remains pending.  XBiotech believes the claims asserted in the case are without merit and intends to mount a vigorous defense.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018		XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2018	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)