Form 10-Q/A
period 2018-03-31
XBiotech Inc.
filed 2018-07-31
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment") to the Quarterly Report on Form 10-Q of XBiotech Inc. (the "Company") for the fiscal quarter ended March 31, 2018 (the "Form 10-Q"), originally filed with the Securities and Exchange Commission (the "SEC") on May 8, 2018, is being filed for the sole purpose of including language from the introductory portion of paragraph 4 as well as paragraph 4(b) of the Section 302 certification regarding the Company's internal control over financial reporting.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the original filing of the Form 10-Q. As a result, the Company's Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2018 continues to speak as of May 8, 2018. This Amendment should be read in conjunction with the Company's Form 10-Q and other Company filings made with the SEC.

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

Date: August 1, 2018		XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2018	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary
(Principal Financial Officer and Principal Accounting Officer)