Form 10-Q
period 2018-06-30
XBiotech Inc.
filed 2018-08-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 9, 2018, there were 35,819,772 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC.

THREE MONTHS ENDED JUNE 30, 2018

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,849	$31,768
Prepaid expenses and other current assets	917	1,564
Total current assets	25,766	33,332
Property and equipment, net	28,524	29,640
Total assets	$54,290	$62,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,455	$1,730
Accrued expenses	1,301	1,062
Total current liabilities	2,756	2,792
Long-term liabilities:
Deferred rent	12	18
Total liabilities	2,768	2,810

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,819,772 and 35,439,272 shares outstanding at June 30, 2018 and December 31, 2017, respectively	278,441	277,492
Accumulated other comprehensive loss	(381)	(768)
Accumulated deficit	(226,538)	(216,562)
Total shareholders’ equity	51,522	60,162

Total liabilities and shareholders’ equity	$54,290	$62,972

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$3,949	$7,399	$6,941	$15,587
General and administrative	1,672	2,289	2,829	4,372
Total operating expenses	5,621	9,688	9,770	19,959
Loss from operations	(5,621)	(9,688)	(9,770)	(19,959)

Other income (loss):
Interest income	107	114	170	164
Foreign exchange gain (loss)	(393)	441	(376)	99
Total other income (loss)	(286)	555	(206)	263
Net loss	$(5,907)	$(9,133)	$(9,976)	$(19,696)
Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.28)	$(0.57)
Shares used to compute basic and diluted net loss per share	35,819,772	35,320,499	35,783,738	34,311,690

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(5,907)	$(9,133)	$(9,976)	$(19,696)
Foreign currency translation adjustment	381	(493)	388	(383)
Comprehensive loss	$(5,526)	$(9,626)	$(9,588)	$(20,079)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(9,976)	$(19,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,198	592
Share-based compensation expense	747	896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	647	1,255
Accounts payable	(275)	(1,167)
Accrued expenses	240	(2,254)
Deferred rent	(7)	(2)
Net cash used in operating activities	(7,426)	(20,376)

Investing activities
Purchase of property and equipment	(82)	(890)
Net cash used in investing activities	(82)	(890)

Financing activities
Issuance of common stock and warrants, net	-	32,620
Issuance of common stock under stock option plan	201	654
Net cash provided by financing activities	201	33,274
Effect of foreign exchange rate on cash and cash equivalents	388	(383)

Net change in cash and cash equivalents	(6,919)	11,625
Cash and cash equivalents, beginning of period	31,768	34,324
Cash and cash equivalents, end of period	$24,849	$45,949

Supplemental Information:
Accrued purchases of property and equipment	-	122

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at June 30, 2018 and December 31, 2017, the results of its operations and comprehensive loss for the three month and six month periods ended March 31 and June 30, 2018 and 2017, and the cash flows for the six month period ended June 30, 2018 and 2017.

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

Share-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$162	$(273)	$250	$21
General and administrative	475	1,171	497	1,601
Total share-based compensation expense	$637	$898	$747	$1,622

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
Dividend yield		-			-			-			-
Expected volatility		80%			67%		67%	-	80%	65%	-	67%
Risk-free interest rate	2.58%	-	2.90%	1.83%	-	1.97%	2.38%	-	2.90%	1.83%	-	2.41%
Expected life (in years)	5.38	-	10	5.38	-	6	5.38	-	10	5.38	-	10
Weighted-average grant date fair value per share		4.52			4.66			4.53			4.85

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

At June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2018 and December 31, 2017, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2018.

Income Taxes

The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of its taxable income or loss for the full fiscal year. The Company has accumulated significant deferred tax assets that reflect the tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, the Company offsets these deferred tax assets with a valuation allowance. The Company may in the future determine that certain deferred tax assets will likely be realized, in which case the Company will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its consolidated statements of operations in that period.

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

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated subsequent events through the date of filing this Form 10-Q.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2017	5,303,624	$2.5	-	$21.99	7.69
Granted	822,500	4.01	-	5.13	4.45
Exercised	(80,500)		2.5		2.50
Forfeitures	(606,075)	2.50	-	19.09	5.72
Options outstanding at June 30, 2018	5,439,549	$2.5	-	$21.99	7.44

As of June 30, 2018, there was approximately $3.2 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.3 years.

5.	Commitments and Contingencies

On January 12, 2008, the Company entered a lease agreement to lease a facility in Austin, Texas, U.S. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, U.S. On March 20, 2013, the company extended the lease for another 21 months with the same terms and rental rates as the current leases. On February 28, 2015, the Company extended the leases for another four years with two years early termination right. The future minimum lease payments are as follows as of June 30, 2018 (in thousands):

2018	$236
2019	$79

Rent expense for the three months and six months ended June 30, 2018 were $193 thousand and $393 thousand, respectively, compared to $186 thousand and $372 thousand for the three months and six months ended June 30, 2017, respectively.

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

We have never been profitable and, as of June 30, 2018, we had an accumulated deficit of $226.5 million. We had net losses of $5.9 million and $10.0 million for the three months and six months ended June 30, 2018, respectively, compared to $9.1 million and $19.7 million for the three months and six months ended June 30, 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2018, we had 45 employees.

Recent Events:

Clinical Programs

XBiotech recently announced launch of a Phase 2, open label clinical trial to evaluate the Company’s True Human™ monoclonal antibody, MABp1 (bermekimab), in patients with moderate to severe Atopic Dermatitis (AD). The Company will be introducing its new pre-filled syringes to deliver bermekimab by subcutaneous injection. The Company has just released its first production lot of pre-filled syringes which contain a highly concentrated formulation of bermekimab, allowing dosing of 400mg in a single, convenient injection. The study will test the subcutaneous bermekimab therapy in AD patients after only 4 or 8 weeks of treatment, compared with the 16 week treatment regimen currently used for the only approved antibody therapy for AD. Longer treatment durations may be needed to achieve optimal clinical activity with bermekimab, particularly when there are severe skin lesions. Evaluating the subcutaneous dose, rapidity, and extent of response is the purpose of the study. Findings from the AD study could establish the basis for further randomized studies that would be necessary for the purpose of product registration.

During the present quarter XBiotech also announced launch of a Phase 2, open label clinical study to evaluate bermekimab in patients with moderate to severe Hidradenitis Suppurativa (HS). The HS study will evaluate subcutaneous administered of bermekimab in a 13 week open label treatment regimen, treating both patients having failed anti-TNF treatments and those with no prior anti-TNF treatment history. There is currently an antibody therapy to block TNF. However, it is estimated that approximately 75% of patients will either fail to respond to the anti-TNF therapy or relapse after an initial response. The Company has already demonstrated in a double-blind, placebo controlled study that bermekimab, when administered as an intravenous therapy, is effective in treating patients that have failed anti-TNF therapy. The current study will evaluate whether subcutaneous administration, using pre-filled syringes, is similarly effective as bermekimab intravenous therapy. If so, the pre-filled syringe product candidate will have a beneficial impact on the convenience of the candidate therapy. If the subcutaneous therapy is found to be similarly effective, additional studies will need to be conducted to obtain marketing approval.

XBiotech is currently supporting a physician-sponsored clinical research study headed by Dr. Andrew Hendifar, MD, at Cedars-Sinai Medical Center. The study is being conducted to examine the safety of bermekimab in combination with Onivyde (nanoliposomal irinotecan) and 5- fluorouracil (5FU)/folinic acid (leucovorin) for pancreatic cancer patients suffering from cachexia. In a large randomized study in advanced cancer patients treated with bermekimab, patients experienced increased lean body mass after treatment. This increase could lead to improved weight maintenance and quality of life in pancreatic cancer patients. The study will therefore evaluate whether a correlation between cachexia, activity, and quality of life exists for patients receiving the bemekimab therapy. To date, more than half of the number of patients targeted for the study have been enrolled. Clinical results are expected to be reported later in 2018.

In 2017, XBiotech completed a double-blind, placebo controlled study using its True Human™ antibody, 514G3 to treat patients with Staphylococcus aureus (S. aureus) bacteremia. The results of this study showed that patients with life-threatening S. aureus infections treated with a single dose of the 514G3 expereienced shorter hospital stays, fewer S. aureus related serious adverse events, and fewer serious adverse events of any kind compared to those who received placebo. The Company is now planning further clinical development of the 514G3 antibody. XBiotech plans to evaluate 514G3 as a prophylaxis to reduce the risk of S. aureus infections in patients being treated with hemodialysis for kidney failure. Patients undergoing hemodialysis are at significant risk for life-threatening S. aureus bacteremia. About one-half million patients currently receive over 50 million dialysis treatments annually in the U.S. Patients on hemodialysis have about a 20% one-year mortality risk while being treated. Infections are the second leading cause of death in these patients, and S. aureus infections are the main cause of infectious morbidity and mortality. The Company is currently planning to use 514G3 as a prophylaxis to reduce S. aureus risk in hemodialysis patients, with a clinical study launch in 2019.

Research & Development

During the present quarter a collaborative research project between XBiotech and a leading academic researcher yielded groundbreaking results on the role of interleukin-1alpha (IL-1⍺) in disease (IL-1⍺ is the target of bermekimab). The published findings centered around the discovery that IL-1⍺ produced from white blood cells may be a cause of blood clots that could lead to heart attacks or strokes. The research was headed by a world-leading cardiovascular researcher, Dr. Peter Libby, Mallinckrodt Professor of Medicine at Harvard Medical School and clinical cardiologist at Brigham and Women’s and Massachusetts General Hospital. Dr. Libby reported that white blood cells, known as neutrophils, can release blood clotting IL-1⍺, thus offering the potential for new treatment approach using XBiotech’s anti-IL-1⍺ antibody, bermekimab. The findings describe an intriguing mechanism whereby so called neutrophil extracellular traps (NETs), released from neutrophils, are laden with IL-1⍺ that is capable of activating cells of the artery wall in a way that in turn activates the blood clotting cells known as platelets. NETs have been implicated in a wide range of disease pathologies, from chronic obstructive pulmonary disease to cancer. While Dr. Libby’s findings specifically describe the role of NETs in forming blood clots, the clinical implications of the findings in human disease are thus considered far reaching.

XBiotech has been developing a candidate True Human™ antibody therapy to treat or prevent shingles. Shingles, also known as herpes zoster, is a viral disease caused by varicella zoster virus (VZV). It occurs frequently in elderly persons, causing extremely painful skin rashes and blisters, which can occur on the body or face. The disease can be self-limiting with skin lesions healing and pain resolving within one month. Alternatively, the disease may be chronic, with debilitating nerve pain that can last for years or eye infections that can result in vision loss. The Company’s R&D program for herpes zoster began by screening the healthy human population for antibodies that neutralize VZV and then isolating the genetic information encoding individual anti-VZV antibodies. Using this proprietary discovery technology, the Company succeeded in identifying high affinity antibodies against VZV. Since XBiotech does not presently have the capability to perform infectious disease research using the VZV virus in-house, the Company recently contracted an outside research organization to assess the ability of these antibodies to block VZV infectivity. Data has recently been provided by the contractor demonstrating that several of its anti-VZV antibodies do in fact block the ability of the VZV virus to infect cells. The Company plans to contract additional studies. There are no relevant animal models for shingles and the Company therefore expects to advance an antibody therapy for clinical trials based on these or similar cellular-based VZV infectivity studies. These antibodies against VZV are now being developed in our manufacturing production system, which could enable adequate quantities of antibody product for potential use in clinical trials and commercial development. If necessary, manufacturing of VZV antibodies will be done at the Company’s facility and headquarters in Austin, Texas.

XBiotech is developing an oral antibody therapy to treat Clostridium difficile (CD) infections. The antibody therapy is aimed at treating a very serious form of diarrhea and intestinal inflammation caused by CD. CD infections may be transient or may progress to be life-threatening and are a leading cause of morbidity and mortality in hospital-acquired infections in the U.S. The incidence of CD infections has risen sharply over the last two decades with nearly 500,000 infections occurring in 2011 which resulted in 29,000 deaths, with mortality often occurring within 30 days of diagnosis. The R&D program began with screening more than 500 healthy human volunteers for antibodies that neutralize the causative agent of the disease and isolating the genetic information encoding these antibodies in individuals. The Company searched for antibodies that could be expected, when taken orally, to be particularly effective at blocking both the motility of the bacteria and its ability to bind to the intestine. Using this proprietary discovery technology, the Company succeeded in identifying high affinity antibodies. Recently, the Company completed preliminary animal studies that showed that some of these antibodies are capable of reducing the severity of infection and injury to the intestine in CD infected animals. Antibody combinations (blocking both CD binding and motility) will now be evaluated to further improve effectiveness of a therapy to prevent CD. Based on these results, antibodies are now being developed in our manufacturing production system, which could enable adequate quantities of antibody product for potential use in clinical trials and commercial development. If necessary, manufacturing of CD antibodies will be done at the Company’s facility and headquarters in Austin, Texas.

In 2015, XBiotech undertook an effort to isolate and characterize anti-Ebola antibodies from an individual who had survived and fully recovered from a life-threatening infection with the Ebola virus. The discovery program was thus focused in this case on the antibody repertoire from a single individual who had developed a life-saving immune response against the virus. Using its proprietary approach, the Company isolated the genetic information encoding individual anti-Ebola antibodies from this individual that were further used to produce small quantities of antibodies for research purposes. Later in 2015, the Company established a research and development agreement with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to aid in the evaluation of the effectiveness of the antibodies to block Ebola infections. The USAMRIID later reported that 8 out of 10 of the antibodies that it had been provided were effective at neutralizing a deadly strain of the Ebola virus. The Ebola outbreak appeared to subside in 2016 and the project by XBiotech was not advanced further. With the new outbreak in 2018, the Company sees the humanitarian need for an effective therapy to treat Ebola infections. During this quarter, the Company has begun adapting its manufacturing process for the anti-Ebola virus to prepare for limited production. The Company expects to be able to produce significant quantities of a candidate Ebola therapeutic product later this year. The Company will continue to seek to avail its therapeutic Ebola antibodies to areas where Ebola outbreaks occur.

Other

During the past quarter XBiotech has all but completed consolidation of its operations in its new headquarters facility in Austin, Texas. The Company previously occupied three building locations totaling almost 90,000 square feet of space. Operations will now be exclusively housed in a custom-built 33,000 square foot facility that includes a new large scale manufacturing operation, R&D laboratories and administrative space. The move has enabled significant reduction in operating costs while maintaining all R&D and operational capabilities in an improved GMP environment. The new facility is built on a 48 acre property, which is wholly owned by the Company. XBiotech remains 100% debt-free, further reducing go-forward fixed operating costs.

Risks

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $24.8 million at June 30, 2018 will enable the Company to achieve some key inflection points, including advanced clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Revenues

To date, we have not generated any revenue. Our ability to generate revenue and become profitable depends on our ability to successfully commercialize our lead product candidate, bermekimab, or any other product candidate we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2018, we have recorded total research and development expenses, including share-based compensation, of $176.9 million. Our total research and development expenses for the three months and six months ended June 30, 2018 were $3.9 million and $6.9 million, respectively, compared to $7.4 million and $15.6 million for the three months and six months ended June 30, 2017, respectively. Share-based compensation accounted for $0.2 million and $0.3 million for the three months and six months ended June 30, 2018, respectively, compared to ($0.3) million and $21 thousand for the three months and six months ended June 30, 2017, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2018 were 70% and 71%, respectively, compared to 76% and 78% for the three months and six months ended June 30, 2017, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2018 were 76% and 74%, respectively, compared to 87% and 85% for the three months and six months ended June 30, 2017, respectively.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2018 were $1.7 million and $2.8 million, respectively, compared to $2.3 million and $4.4 million for the three months and six months ended June 30, 2017, respectively. Share-based compensation accounted for $0.5 million and $0.5 million for the three months and six months ended June 30, 2018, respectively, compared to $1.2 million and $1.6 million for the three months and six months ended June 30, 2017, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2018 were 30% and 29%, respectively, compared to 24% and 22% for the three months and six months ended June 30, 2017, respectively. The percentages, excluding stock-based compensation, for the three months and six months ended June 30, 2018 were 24% and 26%, respectively, compared to 13% and 15% for the three months and six months ended June 30, 2017, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months or six months ended June 30, 2018 and 2017.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$1,020	$1,770	$(750)	-42%
Laboratory and manufacturing supplies	424	780	(356)	-46%
Clinical trials and sponsored research	586	3,785	(3,199)	-85%
Stock-based compensation	162	(273)	435	159%
Other	1,757	1,337	420	31%
Total	$3,949	$7,399	$(3,450)	-47%

	Six Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$2,072	$3,983	$(1,911)	-48%
Laboratory and manufacturing supplies	637	2,012	(1,375)	-68%
Clinical trials and sponsored research	594	6,941	(6,347)	-91%
Stock-based compensation	250	21	229	1090%
Other	3,388	2,630	758	29%
Total	$6,941	$15,587	$(8,646)	-55%

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

Research and development expenses decreased by 47% to $3.9 million for the three months ended June 30, 2018 compared to $7.4 million for the three months ended June 30, 2017. Research and development expenses decreased by 55% to $6.9 million for the six months ended June 30, 2018 compared to $15.6 million for the six months ended June 30, 2017.

The three month decrease in research and development expenses was mainly due to a $3.2 million decrease in clinical trials and sponsored research expenses, due to the completion of a global trial in 2017 and a new study being initiated in 2018 Q2. In addition, there was a decrease in salary and related expenses due to the reduction of our research and development workforce from 55 to 40.

Compared to the six months ended June 30, 2017, the research and development expense decrease in the six months ended June 30, 2018 was primarily caused by the decrease in clinical trials and sponsored research expense. Labor costs also decreased due to the reduced size of the research and development workforce. In addition, the decrease in laboratory and manufacturing supplies expense occurred due to a reduction in clinical trial drug manufacturing.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$384	$297	$87	29%
Patent filing expense	220	171	49	29%
Stock-based compensation	475	1,171	(696)	-59%
Professional fees	136	312	(176)	-56%
Other	457	338	119	35%
Total	$1,672	$2,289	$(617)	-27%

	Six Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$707	$765	$(58)	-8%
Patent filing expense	401	357	44	12%
Stock-based compensation	497	1,601	(1,104)	-69%
Professional fees	343	728	(385)	-53%
Other	881	921	(40)	-4%
Total	$2,829	$4,372	$(1,543)	-35%

General and administrative expenses decreased by 27% to $1.7 million for the three months ended June 30, 2018 compared to $2.3 million for the three months ended June 30, 2017. General and administrative expenses decreased by 35% to $2.8 million for the six months ended June 30, 2018 compared to $4.4 million for the six months ended June 30, 2017.

The three months decrease was primarily related to a $0.7 million decrease in stock-based compensation. Stock compensation expense was high in the second quarter of 2017 compared to the same quarter in 2018 due to the repurchase of stock options from a certain individual. Professional fees decreased due to the reduction of corporate legal fees. The increase in labor costs was due to the bonus to the Chief Executive Officer.

Compared to the six months ended June 30, 2017, the general and administrative expense decrease in the six months ended June 30, 2018 was primarily caused by the decrease of professional fees due to the reduction of corporate legal and public relations activities. Stock-based compensation decreased largely due to the $0.7 million repurchase of stock options from a certain individual in the second quarter of 2017. The remaining decrease in stock-based compensation was primarily related to $0.4 million of forfeitures of terminated employees’ stock options in 2018.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	107	114	170	164
Foreign exchange gain (loss)	(393)	441	(376)	99
Total	$(286)	$555	$(206)	$263

The interest income for the three months and six months ended June 30, 2018 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between US dollar and Euro in the three months and six months ended June 30, 2018 compared to the three months and six months ended June 30, 2017.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2018, we have funded our operations principally through public offerings and the private placement of equity securities, which have provided aggregate cash proceeds of approximately $257.4  million. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(7,426)	$(20,376)
Investing activities	(82)	(890)
Financing activities	201	33,274
Effect of foreign exchange rate on cash and cash equivalents	388	(383)
Net change in cash and cash equivalents	$(6,919)	$11,625

During the six months ended June 30, 2018 and 2017, our operating activities used net cash of $7.4 million and $20.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was mainly due to the decrease in clinical trials and sponsored research expenses and salaries and related expenses.

During the six months ended June 30, 2018 and 2017, our investing activities used net cash of $82 thousand and $890 thousand, respectively. The use of cash was for the purchase of new research and development equipment.

During the six months ended June 30, 2018 and 2017, our financing activities provided net cash proceeds of $0.2 million and $33.3 million, respectively. During the six months ended June 30, 2018, employees exercised stock options to purchase a total of 80,500 shares of our common stock for approximately $0.2 million in net proceeds. During the six months ended June 30, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 271 thousand shares of common stock for a total of approximately $0.7 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the EMA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $24.8 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2013, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of June 30, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$315	$315	$—	$—
Total contractual obligations	$315	$315	$—	$—

Rent expense for the three months and six months ended June 30, 2018 were $193 thousand and $393 thousand, respectively, compared to $186 thousand and $372 thousand for the three months and six months ended June 30, 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

