Form 10-K/A
period 2017-12-31
XBiotech Inc.
filed 2018-09-05
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A ("Amendment") to the Annual Report on Form 10-K of XBiotech Inc. (the "Company") for the fiscal year ended December 31, 2017 (the "Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 16, 2018, is being filed for the sole purpose of including language from the introductory portion of paragraph 4 as well as paragraph 4(b) of the Section 302 certification regarding the Company's internal control over financial reporting.

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

3

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Continuation dated September 23, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.2	Notice of Articles, dated December 8, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.1+	Executive Employment Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.2+	Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3	Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.4+	XBiotech 2005 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.5+	Form of indemnification agreement between XBiotech and each director of XBiotech (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.6	Agreement of Lease by and between NNN Met Center 4-9, LP and XBiotech USA, Inc. dated January 14, 2008 and the First Amendment dated January 17, 2008, the Second Amendment dated August 2010 and the Third Amendment dated March 2013 and the Fourth Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.7	Agreement of Lease by and between NNN Met Center 4-9, LLP and XBiotech USA, Inc. for Suite 600 dated August 16, 2010 and First Amendment dated March 2013 and the Second Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9	Licensing Agreement dated January 16, 2015 between XBiotech USA, Inc. and Lonza Sales AG (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act. incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.10	Research and Collaboration Agreement dated December 15, 2014 by and between XBiotech USA, Inc. and the South Texas Blood & Tissue Center (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933. incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.11	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.12	Common Stock Sales Agreement with H.C. Wainwright & Co. LLC which establishes an at-the-market equity program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2016 (File No. 001-37347) and incorporated herein by reference)

10.13	Subscription agreements with accredited investors (the “Subscription Agreements”) providing for the issuance and sale by the Company of approximately $31 million of common shares in a registered direct offering(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 03, 2017 (File No. 001-37347) and incorporated herein by reference)

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Xbiotech, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (detail tagged).

+	Indicates management contract or compensatory plan
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 4, 2018.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

