Form 10-Q/A
period 2018-03-31
XBiotech Inc.
filed 2018-09-05
CIK 1626878

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment") to the Quarterly Report on Form 10-Q of XBiotech Inc. (the "Company") for the fiscal quarter ended March 31, 2018 (the "Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on May 8, 2018, is being filed for the sole purpose of including language from the introductory portion of paragraph 4 as well as paragraph 4(b) of the Section 302 certification regarding the Company's internal control over financial reporting.

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

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2018

SIGNATURES

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

As of March 31, 2018, there was approximately $2.0 millions of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.16 years.

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

Date: September 4, 2018		XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 4, 2018	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)