Form 10-Q
period 2018-09-30
XBiotech Inc.
filed 2018-10-31
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	__
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

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

Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 35,819,772 shares of the Registrant's common stock issued and outstanding.

2

XBIOTECH INC.

THREE MONTHS ENDED SEPTERMBER 30, 2018

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,849	$31,768
Prepaid expenses and other current assets	457	1,564
Total current assets	21,306	33,332
Property and equipment, net	27,938	29,640
Total assets	$49,244	$62,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$878	$1,730
Accrued expenses	1,422	1,062
Total current liabilities	2,300	2,792
Long-term liabilities:
Deferred rent	7	18
Total liabilities	2,307	2,810

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,819,772 and 35,439,272 shares outstanding at September 30, 2018 and December 31, 2017, respectively	278,879	277,492
Accumulated other comprehensive loss	(353)	(768)
Accumulated deficit	(231,589)	(216,562)
Total shareholders’ equity	46,937	60,162

Total liabilities and shareholders’ equity	$49,244	$62,972

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$3,940	$4,930	$10,882	$20,518
General and administrative	1,175	1,663	4,004	6,035
Total operating expenses	5,115	6,593	14,886	26,553
Loss from operations	(5,115)	(6,593)	(14,886)	(26,553)

Other income (loss):
Interest income	100	123	270	287
Foreign exchange gain (loss)	(36)	265	(411)	365
Total other income (loss)	64	388	(141)	652
Net loss	$(5,051)	$(6,205)	$(15,027)	$(25,901)
Net loss per share—basic and diluted	$(0.14)	$(0.18)	$(0.42)	$(0.72)
Shares used to compute basic and diluted net loss per share	35,819,772	35,423,105	35,795,881	35,732,564

See accompanying notes.

7

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(5,051)	$(6,205)	$(15,027)	$(25,901)
Foreign currency translation adjustment	28	(290)	415	(673)
Comprehensive loss	$(5,023)	$(6,495)	$(14,612)	$(26,574)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(15,027)	$(25,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,816	889
Share-based compensation expense	1,186	1,340
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,108	1,294
Accounts payable	(853)	(2,207)
Accrued expenses	360	(2,254)
Deferred rent	(11)	(3)
Net cash used in operating activities	(11,421)	(26,842)

Investing activities
Purchase of property and equipment	(114)	(1,151)
Net cash used in investing activities	(114)	(1,151)

Financing activities
Issuance of common stock and warrants, net	-	32,620
Issuance of common stock under stock option plan	201	699
Net cash provided by financing activities	201	33,319
Effect of foreign exchange rate on cash and cash equivalents	415	(673)

Net change in cash and cash equivalents	(10,919)	4,653
Cash and cash equivalents, beginning of period	31,768	34,324
Cash and cash equivalents, end of period	$20,849	$38,977

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2018 and December 31, 2017, the results of its operations and comprehensive loss for the three month and nine month periods ended September 30, 2018 and 2017, and the cash flows for the nine month period ended September 30, 2018 and 2017.

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

Share-based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$224	$217	$474	$237
General and administrative	215	228	$712	1,828
Total share-based compensation expense	$439	$445	$1,186	$2,065

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2018			2017			2018			2017
Dividend yield		-			-			-			-
Expected volatility	79%	-	80%		67%		67%	-	80%	65%	-	67%
Risk-free interest rate	2.79%	-	2.99%	1.90%	-	2.07%	2.38%	-	2.99%	1.83%	-	2.41%
Expected life (in years)	6	-	6.25	5.75	-	6.25	5.38	-	10	5.38	-	10
Weighted-average grant date fair value per share		3.77			$4.86			4.45			$4.85

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

At September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2018 and December 31, 2017, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2018.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued final guidance that will change the accounting for leases, Accounting Standards Update (ASU) No. 2016-02, “Leases.” The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. For calendar-year public business entities and certain calendar-year not-for-profit entities and employee benefit plans, the guidance is effective in 2019, and interim periods within that year, and early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019.  We expect to apply the modified retrospective approach and we are currently in the process of analyzing our leases. The adoption of this standard will require the Company to record its operating leases on the balance sheet. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018.  This guidance is to be applied prospectively to an award modified on or after the adoption date. The adoption of this accounting policy did not have a material impact on the Company’s financial statements.

3.	Property and Equipment

Property and equipment were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Manufacturing equipment	$5,319	$6,058
Winnebago building	20,080	20,484
Other fixed assets	2,539	3,098
Total property and equipment	$27,938	$29,640

4.	Common Stock

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

5.	Common Stock Options

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2017	5,303,624	$2.5	-	$21.99	7.69
Granted	926,500	2.71	-	5.13	4.37
Exercised	(80,500)		2.5		2.50
Forfeitures	(699,935)	2.50	-	19.09	6.20
Options outstanding at September 30, 2018	5,449,689	$2.5	-	$21.99	4.88

As of September 30, 2018, there was approximately $3.0 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.2 years.

6.	Commitments and Contingencies

On January 12, 2008, the Company entered a lease agreement to lease a facility in Austin, Texas, U.S. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, U.S. On March 20, 2013, the company extended the lease for another 21 months with the same terms and rental rates as the current leases. On February 28, 2015, the Company extended the leases for another four years with two years early termination right. The future minimum lease payments are as follows as of September 30, 2018 (in thousands):

2018	$118
2019	$79

Rent expense for the three months and nine months ended September 30, 2018 were $197 thousand and $590 thousand, respectively, compared to $186 thousand and $558 thousand for the three months and nine months ended September 30, 2017, respectively.

On October 23, 2018, the honorable Judge Dustin M. Howell of the 459th Travis County District Court has issued a letter ruling granting the Company’s Motion to Dismiss the securities class action complaint brought against XBiotech (Case D-1-GN-17-003063). The District Court has directed the parties to prepare a formal order memorializing the ruling. Two federal cases were previously filed in the U.S. District Court for the Western District of Texas, but both of those cases have also been dismissed. Therefore, there no longer remains any litigation involving the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XBiotech Inc. (“XBiotech” or “the Company”) is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. We believe that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system.

We have never been profitable and, as of September 30, 2018, we had an accumulated deficit of $231.6 million. We had net losses of $5.1 million and $15.0 million for the three months and nine months ended September 30, 2018, respectively, compared to $6.2 million and $25.9 million for the three months and nine months ended September 30, 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2018, we had 48 employees.

Recent Events:

Clinical Programs

Atopic Dermatitis

In April 2018, XBiotech announced the launch of a Phase 2, open label clinical trial to evaluate the Company’s True Human™ monoclonal antibody, bermekimab, in patients with moderate to severe Atopic Dermatitis (AD). This ongoing study is evaluating the safety and efficacy of bermekimab in AD patients after relatively short durations of weekly treatment compared to the currently approved antibody therapy (4 and 8 weeks compared to 16 weeks, respectively). The study utilizes the Company’s new pre-filled syringes to deliver bermekimab therapy via subcutaneous injection. During Q3, we announced successful completion and positive interim findings for the first cohort of this study, which involved nine patients who received a low dose (200mg/weekly) and four weekly treatments with bermekimab. The Company reported that the 200mg subcutaneous injections were well-tolerated and that bermekimab treatment was associated with statistically significant improvement in several endpoints assessing efficacy. Enrollment was completed during Q3, totaling 37 patients, with 28 patients in the second, higher-dose cohort. Completion of the study and results analysis is expected around year end 2018 or early 2019.

Hidradenitis Suppurativa

During Q3, XBiotech announced enrollment of the first patient in its Phase 2, open label clinical study to evaluate bermekimab in patients with moderate to severe Hidradenitis Suppurativa (HS). U.S. recruitment in this study was completed in Q3 with enrollment rates exceeding expectations. The very robust enrollment is viewed by the Company as evidencing the strong desire for new treatment options in HS and the potential marketability for HS bermekimab therapy should it successfully advance through marketing approval. Importantly, the clinical study is evaluating bermekimab in patients that have failed anti-TNF therapy and in patients that have had no prior anti-TNF treatment history (the only approved biological drug to treat HS is the anti-TNF drug, Humira, which is projected to reach $21 billion in annual sales by 2020). HS patients are being treated with 13 weekly subcutaneous injections of bermekimab. It was previously demonstrated in the Company’s double blind, placebo-controlled study of patients with HS that bermekimab, when administered as an intravenous therapy, was effective for treating HS patients who failed or were ineligible for anti-TNF therapy. The Company projects completion of the current study and a results read-out during the first quarter of 2019.

Pancreatic Cancer

XBiotech is evaluating bermekimab in combination with chemotherapy for the treatment of patients with pancreatic cancer. A clinical study headed by Dr. Andrew Hendifar, MD is being conducted at Cedars-Sinai Medical Center, Los Angeles, CA to examine the safety of bermekimab in combination with Onivyde (nanoliposomal irinotecan) and 5-fluorouracil (5FU)/folinic acid (leucovorin) for pancreatic cancer patients with wasting syndrome. Enrollment is expected to be completed around year end 2018. Bermekimab is believed to block tumor-related inflammation that is involved in neovascularization and tissue matrix remodeling, which is a crucial process for the growth and spread of tumors. As well, bermekimab may block tumor related inflammation that causes central nervous system (CNS) mediated metabolic dysregulation that can lead to wasting. The molecular target of bermekimab, IL-1⍺, may also be involved in tumor metastasis. In a Phase III randomized study in advanced cancer patients, patients that achieved the primary endpoint (as defined in Hickish et al., Lancet Oncology 2017) had lower incidence of disease progression. In another Phase III cancer study, bermekimab treatment was associated with a significant increase in lean body mass. Patients with pancreatic cancer often suffer from aggressive disease progression and wasting. The disease is known for its rapid mortality and high degree of morbidity. Bermekimab may also improve the anti-tumor activity of the cytotoxic chemotherapy and help patients endure longer exposure to these agents by reducing the inflammatory response caused by the treatment. Although the mechanism of cachexia in pancreatic cancer is not fully understood, bermekimab could help reduce this debilitating symptom by enabling patients to maintain and/or gain lean body mass during cancer treatment.

Research & Development

Overview

During Q3, XBiotech continued to consolidate operations at its Winnebago campus facility. All personnel and operations with the exception of in vivo research activities were successfully transferred and are now operating at the Winnebago campus. During Q3, the Company completed design and received city permits for constructing an annex building to house a new animal research facility at its Winnebago campus. This new facility will mark the final stage of the Company’s move to consolidate operations and transfer its R&D group from the East Riverside Drive location to the Winnebago campus. XBiotech’s new annex facility will include a state-of-the-art “biobubble” for working with infectious diseases, will house a Class II containment work space for pathogenic virus culture and propagation, and will include a lab for screening human blood donations and conducting the first stage of discovery work for identifying new antibody therapies. R&D activities in the new facility are planned to commence during Q1 2019.

C. difficile

XBiotech continues to make progress with its key pre-clinical R&D programs. In vivo testing of the C. difficile prophylaxis is ongoing. The Company’s scientists have established what we believe is a more challenging model for the disease. The strain of C. difficile now being used in pre-clinical development work produces a more aggressive and lethal form of disease. We believe that the new model will better establish the potential for our True Human™ antibody to prevent or treat human infections with C. difficile.

Influenza

The Company continues to progress with developing its True Human™ antibodies for the treatment and prevention of influenza. XBiotech has focused on developing antibodies that target hemagglutinin and neuraminidase, two key surface moieties of the influenza virus. These key antibodies have been genetically introduced in cell lines to enable manufacturing production. A highly specific selection process has been ongoing during Q3 to identify True Human™ antibodies that target precise regions of the hemagglutinin. This process, which is expected to allow the antibody therapy to be effective in a broader range of virus strains, is proceeding as planned and is expected to continue through 2018.

Anti-Tumor Antibody 12D7G

XBiotech’s manufacturing development group has progressed with advancing the 12-D7G antibody cell line production system. During the quarter, the gene for 12D7G was synthesized and inserted into a cell line, which was used to produce the first set of stable clones for potential manufacturing. The candidate production cells are undergoing further selection and a high-producing cell line suitable for clinical or commercial production is expected by year end. The True Human™ antibody 12D7G binds to a tumor-related protein, NYESO-1, for which it has the potential to stimulate the body to produce a highly specific immune response against tumors. 12D7G is a candidate immunotherapy that could be used to enhance the specificity and potential efficacy of checkpoint inhibitor therapies.

Manufacturing

Highlights

XBiotech continues to optimize its upstream and downstream manufacturing processes. Process development work is ongoing to increase bioreactor volume and running time for its cell culture systems, to enhance yields and reduce costs. Ongoing optimization of our manufacturing technology reflects our continued effort to establish the lowest possible cost of goods. We believe that lowering the cost of goods for monoclonal antibodies opens up new and larger potential areas of unmet medical need. We believe that considerable opportunities exist for safe and effective medicines derived from human antibody immunity; and that some of these opportunities will require competitive pricing that will be enabled by reduced cost of goods.

This year, the Company invested in plant and equipment infrastructure and product formulation development to enable the launch of syringes that are pre-filled with bermekimab for use in subcutaneous injection. A new filling machine capable of loading syringes with bermekimab was installed at the Winnebago manufacturing center. The filling line operation was also transferred from the East Riverside Drive facility to the new filling suite at XBiotech’s Winnebago campus. The first release of bermekimab-filled syringes (pre-filled and ready for use in the clinic) occurred during Q3. These syringes are already being used successfully in two ongoing clinical trials. The Company is increasing the output capacity for the syringes with a target capability to fill 1,200 syringes per day, with an annual production capacity of about 300,000 units by 2019. We believe this will be adequate output to support a market launch should an approval be granted.

During the third quarter, XBiotech began to reestablish and optimize manufacturing production of its monoclonal antibody, 514G3, for the treatment or prevention of Staphylococcus aureus (S. aureus) infections including MRSA. The Company expects to improve yields and processing efficiencies, and to reduce overall cost of production for 514G3 to support its initiatives to potentially use 514G3 as a prophylaxis.

Strategic Direction

Highlights

XBiotech is in clinical development with bermekimab for therapeutic indications including oncology, cardiovascular medicine, and dermatology. The Company’s anti-infective antibody, 514G3, is in clinical development to treat S. aureus infections. Other anti-infectious disease antibodies are in pre-clinical development and are not expected to enter clinical studies before 2020.

The use of monoclonal antibodies as prophylaxis (i.e. to prevent disease) has not generally been considered a large or highly profitable business. The cost to produce antibodies is generally too large for them to be ideal for use in disease prevention, especially when the incidence of most diseases is not frequent enough among the general population to justify relatively high unit costs. To date, therefore, most marketed monoclonal antibodies have been for therapeutic use only (to treat patients already afflicted by disease). We believe there are two crucial components for the ideal medical and commercial success of monoclonal antibodies for use in prophylaxis: a high incidence of the target disease in the population; and strong evidence of significant clinical benefit as a result of therapy. We believe that the aforementioned situation potentially exists for XBiotech’s product candidates being administered prophylactically to patients with end-stage renal disease (ESRD) who are undergoing maintenance hemodialysis. In patients undergoing hemodialysis, there is a high relative incidence of cardiovascular and infectious disease-related morbidity and mortality compared to the general population. With bermekimab and 514G3, the Company has product candidates that could potentially reduce the incidence of cardiovascular and infectious disease mortality and morbidity, respectively, in this population.

Cardiovascular Risk in ESRD

Major adverse cardiovascular events (MACE) account for a 20% annual mortality rate in ESRD patients undergoing hemodialysis; only 35% of patients on maintenance hemodialysis will survive five years1. MACE is by far the leading cause of death and morbidity in this population. Clinical data, a body of scientific research, and recent discoveries (from Dr. Peter Libby’s group: Folco et al. Arterioscler Thromb Vasc Biol. 2018;38:1901-1912) suggest a potential role for bermekimab in reducing MACE in ESRD patients.  More than 500,000 patients are currently undergoing maintenance hemodialysis in the United States for the treatment of ESRD. Reducing cardiovascular risk in patients with ESRD is thus a major unmet medical need—for which there are no approved therapies. The successful application of bermekimab as a prophylaxis in patients receiving maintenance hemodialysis would thus represent a very important breakthrough for management of this disease.

_________________________

1 USRDS 2013 Annual Data Report: Atlas of End-Stage Renal Disease in the United States, National Institutes of Health, National Institute of Diabetes and Digestive and Kidney Diseases, Bethesda, MD, 2014.

Beyond the importance of possibly reducing cardiovascular risk in patients suffering with ESRD, bermekimab represents a potentially unequalled opportunity for profit growth in a hemodialysis industry where there is little opportunity for growth beyond the core hemodialysis service provided. The success of bermekimab in the hemodialysis unit would also mean significant recovery of lost revenues that result from patient attrition due to cardiovascular events. Since 2011, Medicare reimbursement for new drugs in the hemodialysis business has been constrained by the implementation of the bundled payment system. Medicare’s bundled payment system has created major difficulties in establishing new profit centers around drugs needed by hemodialysis patients—and it has stymied the development of new and necessary treatments for patients with ESRD. However, we believe new reimbursement strategies are possible. Medicare currently considers payment for qualifying drugs exclusively within the context of the End-Stage Renal Disease (ESRD) Prospective Payment System (PPS). In this system, only nominal additional revenue can be generated with supporting medications or agents during maintenance hemodialysis. These funding constraints are driven by the fact that drugs/substances currently reimbursed under the ESRD-PPS scheme largely provide only a supportive role to hemodialysis treatments. That is, there is little or no evidence that any currently approved treatments available under the ESRD-PPS system can reduce mortality events and/or reduce morbidity of patients with ESRD.

We believe that bermekimab used as a prophylaxis has the potential to reduce major cardiovascular events in ESRD patients undergoing hemodialysis. Clinical development around this “hard” clinical endpoint will largely distinguish bermekimab prophylaxis from treatments currently approved under the ESRD-PPS system and will justify consideration for substantial reimbursement. We plan to pursue discussion with important industry players regarding this opportunity.

S. aureus infections in ESRD

The incidence of S. aureus infection in patients undergoing hemodialysis is about one hundred times that of the general population, and the bacteria accounts for about 10% of all-cause mortality in the hemodialysis population. Each year an estimated 37,000 hemodialysis patients will develop S. aureus infections. Of the 500,000 patients currently receiving hemodialysis in the United States, it is expected that about 40,000 will die from S. aureus infections over their hemodialysis careers2.

Based on an annual prophylaxis cost of $18k per patient, there is an estimated $9 billion market potential for 514G3 in the U.S. alone for preventing S. aureus in patients with ESRD3. We believe that with potential 514G3 clinical findings for reduced mortality and morbidity due to S. aureus, reimbursement outside of the bundled payment system could be achieved (Please see discussion above regarding bundled reimbursement). We plan to pursue discussion with important industry players regarding this opportunity.

Dermatology

XBiotech has two ongoing clinical studies in dermatology, to assess bermekimab therapy in patients with Atopic dermatitis (AD) and hidradenitis suppurativa (HS). The Company believes that there continues to be considerable unmet medical need for effective treatment of both AD and HS. Moreover, recent FDA approvals of other biological agents to treat AD and HS have provided clinical study endpoints that we believe reduce uncertainty for our clinical study designs; therefore, these endpoints are included in XBiotech’s current studies. Based on outcomes of the ongoing studies, XBiotech expects to initially focus on only one indication (AD or HS) to conduct pivotal registration stud(ies). The market for dupilumab (the recently approved AD biological drug) has been estimated to be as much as $5 billion4, and Humira (the recently approved biological drug for HS) is expected to generate $21 billion in sales by 20205. Marketing approvals in either AD or HS indications for bermekimab would represent a very significant entry into the market.

_________________________

2 Vandecasteele et al. Staphylococcus aureus Infections in Hemodialysis: What a Nephrologist Should Know. Clin. J. Am. Soc. Nephrology. August 2009, 4 (8) 1388-1400

3 Based on the estimated 500,000 hemodialysis patients in the United States receiving treatment.

4 https://www.mdmag.com/medical-news/promising-atopic-dermatitis-and-asthma-drug-fast-tracked-by-fda

5 https://www.reuters.com/article/us-abbvie-results/abbvie-says-humira-sales-will-balloon-to-21-billion-in-2020-shares-rise-idUSKBN1CW1JK

Oncology

XBiotech continues to analyze data generated from its Phase III studies in oncology, particularly with respect to stratifying the groups to better understand which patients are likely to benefit most from bermekimab therapy. In Q3, these analyses have provided important information suggesting that patient selection based on biomarkers could significantly enhance response rates (response as defined in Hickish et al., Lancet Oncology 2017) to bermekimab therapy by nearly 50%. Analysis and manuscript preparation of these findings is being performed by our scientific board members, including leading oncologist Dr. Razelle Kurzrock, and others. The findings will be submitted for peer review and described in their entirety upon successful publication. The Company believes that these findings may provide a rationale for seeking registration or conducting further clinical work based on a biomarker-defined subgroup. The Company plans to seek FDA guidance based on these findings.

Other Developments

Scientific Board

During the quarter, XBiotech announced the addition of two leading physicians and researchers to its Scientific Advisory Board (SAB): Dr. Alice Gottlieb and Dr. Peter Libby. Both of these extraordinary scientists are world-recognized leaders in their fields.

Dr. Alice Gottlieb, M.D., Ph.D. is internationally recognized for her expertise and trail-blazing work in the development of biological therapies to treat skin diseases. She has played leading roles in the clinical development of therapies including etanercept, infliximab, ustekinumab and secukinumab. Dr. Gottlieb is working to help guide development of bermekimab for the treatment of skin diseases. She currently serves as Study Chair for XBiotech’s ongoing Phase 2 study in hidradenitis suppurativa.

Dr. Peter Libby, M.D. is the Mallinckrodt Professor of Medicine at Harvard Medical School and clinical cardiologist at Brigham and Women’s Hospital. Dr. Libby is collaborating with XBiotech on basic research into the mechanism of inflammation and the use of bermekimab to treat cardiovascular disease. Pioneering research by Dr. Libby and his team was recently published in the journal of the American Heart Association, Arteriosclerosis, Thrombosis, and Vascular Biology. The breakthrough findings of this research showed that bermekimab could potentially be used to prevent heart attacks and strokes.

Intellectual Property

XBiotech continues to aggressively expand its already extensive patent portfolio. During the quarter the Company was awarded 4 new patents and 7 patent allowances.  A Canadian patent and Russian patent both cover bermekimab. Two European patents were awarded, one covering the use of IL-1α-specific antibodies for the treatment of dermatological pathologies and the other the use of IL-1α-specific antibodies for the treatment of cancer-associated cachexia.  Patent applications allowed in Q3 include one each in Australia, Canada, Israel, Mexico, the Philippines, Russia, and South Korea.  The allowed Australian application relates to using IL-1α-specific antibodies to treat arthritis.  The allowed Canadian application relates to using IL-1α-specific antibodies to reduce a subset of blood cells that contribute to inflammatory diseases.  The allowed Israeli and Mexican applications each cover key aspects of the Company’s innovative True HumanTM antibody discovery platform.  The allowed Russian application relates to using IL-1α-specific antibodies to treat vascular diseases and complications thereof, and the allowed Philippines application relates to the Company’s antibody for treating S.aureus infections, 514G3.

Risks

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $20.8 million at September 30, 2018 will enable the Company to achieve some key inflection points, including advanced clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2018, we have recorded total research and development expenses, including share-based compensation, of $180.8 million. Our total research and development expenses for the three months and nine months ended September 30, 2018 were $3.9 million and $10.9 million, respectively, compared to $4.9 million and $20.5 million for the three months and nine months ended September 30, 2017, respectively. Share-based compensation accounted for $0.2 million and $0.5 million for the three months and nine months ended September 30, 2018, respectively, compared to $0.2 million and $0.2 million for the three months and nine months ended September 30, 2017, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2018 were 77% and 73%, respectively, compared to 75% and 77% for the three months and nine months ended September 30, 2017, respectively. The percentages, excluding stock-based compensation, for the three months and nine months ended September 30, 2018 were 79% and 76%, respectively, compared to 77% and 83% for the three months and nine months ended September 30, 2017, respectively.

There was a slight increase in our clinical development costs this quarter as the Company continues to progress with its two on-going phase 2 dermatology studies.

The clinical development costs may further increase going forward with potentially more advanced studies in the future as we evaluate our clinical data and pipeline.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2018 were $1.2 million and $4.0 million, respectively, compared to $1.7 million and $6.0 million for the three months and nine months ended September 30, 2017, respectively. Share-based compensation accounted for $0.2 million and $0.7 million for the three months and nine months ended September 30, 2018, respectively, compared to $0.2 million and $1.8 million for the three months and nine months ended September 30, 2017, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2018 were 23% and 27%, respectively, compared to 25% and 23% for the three months and nine months ended September 30, 2017, respectively. The percentages, excluding stock-based compensation, for the three months and nine months ended September 30, 2018 were 21% and 24%, respectively, compared to 23% and 17% for the three months and nine months ended September 30, 2017, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months or nine months ended September 30, 2018 and 2017.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$1,017	$1,267	$(250)	-20%
Laboratory and manufacturing supplies	528	301	227	75%
Clinical trials and sponsored research	447	1,772	(1,325)	-75%
Stock-based compensation	224	217	7	3%
Other	1,724	1,373	351	26%
Total	$3,940	$4,930	$(990)	-20%

	Nine Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$3,088	$5,250	$(2,162)	-41%
Laboratory and manufacturing supplies	1,165	2,313	(1,148)	-50%
Clinical trials and sponsored research	1,041	8,713	(7,672)	-88%
Stock-based compensation	474	237	237	100%
Other	5,114	4,005	1,109	28%
Total	$10,882	$20,518	$(9,636)	-47%

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

Research and development expenses decreased by 20% to $3.9 million for the three months ended September 30, 2018 compared to $4.9 million for the three months ended September 30, 2017. Research and development expenses decreased by 47% to $10.9 million for the nine months ended September 30, 2018 compared to $20.5 million for the nine months ended September 30, 2017.

The three month decrease in research and development expenses was mainly due to a $1.3 million decrease in clinical trials and sponsored research expenses, due to the completion of a global trial in 2017 and a new study being initiated in 2018 Q2. In addition, there was a decrease in salary and related expenses due to the reduction of our research and development workforce from 49 to 44. The increase in other research and development expenses was mainly caused by the amortization of the new manufacturing equipment.

Compared to the nine months ended September 30, 2017, the research and development expense decrease in the nine months ended September 30, 2018 was primarily caused by the decrease in clinical trials and sponsored research expense, due to the completion of a global trial in 2017 and a new study being initiated in 2018. Labor costs also decreased due to the reduced size of the research and development workforce. In addition, the decrease in laboratory and manufacturing supplies expense occurred due to a reduction in clinical trial drug manufacturing. Other research and development expenses increased, due to the amortization of the new manufacturing equipment.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$191	$407	$(216)	-53%
Patent filing expense	208	160	48	30%
Stock-based compensation	215	228	(13)	-6%
Professional fees	210	440	(230)	-52%
Other	351	428	(77)	-18%
Total	$1,175	$1,663	$(488)	-29%

	Nine Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Salaries and related expenses	$899	$1,172	$(273)	-23%
Patent filing expense	609	517	92	18%
Stock-based compensation	712	1,828	(1,116)	-61%
Professional fees	553	1,168	(615)	-53%
Other	1,231	1,350	(119)	-9%
Total	$4,004	$6,035	$(2,031)	-34%

General and administrative expenses decreased by 29% to $1.2 million for the three months ended September 30, 2018 compared to $1.7 million for the three months ended September 30, 2017. General and administrative expenses decreased by 34% to $4.0 million for the nine months ended September 30, 2018 compared to $6.0 million for the nine months ended September 30, 2017.

The three months decrease was primarily related to a $0.2 million decrease in professional fees, due to the reduction of legal expense. Salaries and related expenses decreased $0.2 million, due to the general and administrative workforce decrease from 7 to 4. The decrease in other expense is mainly caused by the decrease in corporate insurance.

Compared to the nine months ended September 30, 2017, the general and administrative expense decrease in the nine months ended September 30, 2018 was primarily caused by the decrease of stock-based compensation due to a $0.7 million repurchase of stock options from a certain individual in the second quarter of 2017 and the forfeitures of terminated employees’ stock options in 2018. Professional fees decreased $0.6 million due to the reduction of corporate legal and public relations activities. The decrease in labor cost was primarily related to the decrease in workforce from 7 to 4.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	100	123	270	287
Foreign exchange gain (loss)	(36)	265	(411)	365
Total	$64	$388	$(141)	$652

The interest income for the three months and nine months ended September 30, 2018 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between US dollar and Euro in the three months and nine months ended September 30, 2018 compared to the three months and nine months ended September 30, 2017.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2018, we have funded our operations principally through public offerings and the private placement of equity securities, which have provided aggregate cash proceeds of approximately $257.4  million. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(11,421)	$(26,842)
Investing activities	(114)	(1,151)
Financing activities	201	33,319
Effect of foreign exchange rate on cash and cash equivalents	415	(673)
Net change in cash and cash equivalents	$(10,919)	$4,653

During the nine months ended September 30, 2018 and 2017, our operating activities used net cash of $11.4 million and $26.8 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was mainly due to the decrease in clinical trials and sponsored research expenses and salaries and related expenses.

During the nine months ended September 30, 2018 and 2017, our investing activities used net cash of $114 thousand and $1.2 million, respectively. The use of cash was for the purchase of new research and development equipment.

During the nine months ended September 30, 2018 and 2017, our financing activities provided net cash proceeds of $0.2 million and $33.3 million, respectively. During the nine months ended September 30, 2018, employees exercised stock options to purchase a total of 80,500 shares of our common stock for approximately $0.2 million in net proceeds. During the nine months ended September 30, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 289 thousand shares of common stock for a total of approximately $0.8 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $20.8 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2013, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of September 30, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	More than 3 years
Operating facility leases	$197	$197	$—	$—
Total contractual obligations	$197	$197	$—	$—

Rent expense for the three months and nine months ended September 30, 2018 were $197 thousand and $590 thousand, respectively, compared to $186 thousand and $558 thousand for the three months and nine months ended September 30, 2017, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 23, 2018, the honorable Judge Dustin M. Howell of the 459th Travis County District Court has issued a letter ruling granting the Company’s Motion to Dismiss the securities class action complaint brought against XBiotech (Case D-1-GN-17-003063). The District Court has directed the parties to prepare a formal order memorializing the ruling. Two federal cases were previously filed in the U.S. District Court for the Western District of Texas, but both of those cases have also been dismissed. Therefore, there no longer remains any litigation involving the Company.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2018	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 31, 2018	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)

