Form 10-K
period 2018-12-31
XBiotech Inc.
filed 2019-03-14
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2018, was approximately $130,631,560, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 10,184,898 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 13, 2019, 36,047,606 shares of the registrant’s Common Stock were outstanding.

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

The majority of our efforts to date have been concentrated on developing our lead product candidate, bermekimab (also known as MABp1, Xilonix™, CA-18C3, CV-18C3, RA-18C3, and T2-18C3), a therapeutic antibody which specifically neutralizes interleukin-1 alpha (IL-1a). IL-1a is a pro-inflammatory protein produced by leukocytes and other cells, where it plays a key role in inflammation. When unchecked, inflammation can contribute to the development and progression of a variety of different diseases, such as cancer, vascular disease, inflammatory skin disease, and diabetes. Our clinical studies have shown that blocking IL-1a with our lead product candidate may have a beneficial effect on several diseases.

In the second quarter of 2018, XBiotech launched a multi-center phase 2, open label, dose escalation clinical trial evaluating the safety and efficacy of bermekimab in the treatment of patients with moderate to severe atopic dermatitis. This study was the first to utilize the Company’s new pre-filled syringes to deliver bermekimab therapy via a subcutaneous injection. In 2018, the Company released its first production lot of pre-filled syringes, which contain a highly concentrated formulation of bermekimab, allowing dosing of 400mg in a single, convenient injection. In December 2018, the Company announced topline results from the study which enrolled a total of 38 patients at 9 different dermatology centers across the U.S. Ten patients completed 4 weekly 200mg injections of bermekimab in the low dose group, at which point a safety assessment showed the dose to be well tolerated with no dose limiting toxicities. This was followed by enrollment of 28 patients in the high dose cohort, which received 8 weekly 400mg injections of bermekimab. The study met all primary and secondary endpoints and clinically and statistically significant improvement was seen for all clinical endpoints in the high dose group. Results of this study were presented at the American Academy of Dermatology’s (AAD) Annual Meeting held in March 2019 by Eric Simpson, M.D, M.C.R. Professor of Dermatology at Oregon Health & Science University, School of Medicine. The presented findings demonstrated that bermekimab treatment resulted in rapid and significant improvement of disease in patients with moderate-to-severe Atopic Dermatitis. After 7 weeks of treatment, 71% of patients that received a 400mg weekly bermekimab regimen had at least 75% reduction in their disease, as measured by the Eczema Area and Severity Index (EASI) score. Moreover, within 7 weeks, using patient reported Numerical Rating Scale (NRS) for itch and pain, patients receiving the 400mg bermekimab treatment regimen had 71% reduction in itch and an 84% reduction in pain. The Company plans to further pursue clinical development of bermekimab as a treatment for atopic dermatitis.

In the third quarter of 2018, the Company announced enrollment of the first patient in a phase 2, open label clinical study to evaluate safety and efficacy of bermekimab in patients with moderate to severe Hidradenitis Suppurativa (HS). With enrollment rates exceeding expectation, XBiotech announced enrollment completion within the same quarter with a total of 42 patients treated in the study. The study consisted of two treatment groups- those who had failed prior anti-TNF therapy (n=24); and those with no prior anti-TNF treatment history (n=18), all of which received 400mg subcutaneous weekly doses of bermekimab via the Company’s new pre-filled syringes in a 12-week treatment regimen. The study was conducted at eleven different dermatology research centers across the U.S. Bermekimab was well tolerated with no safety concerns. The findings of this study were also recently presented at the AAD annual meeting by Alice Gottlieb, M.D., Ph.D., Chair of the study and Clinical  Professor of Dermatology, Department of Dermatology, Icahn School of Medicine at Mount Sinai in New York. The presented findings showed that by week 12 of treatment, 63% of patients who have previously failed anti-TNF therapy achieved a positive Hidradenitis Suppurativa Clinical Response (HiSCR) score (the accepted measure of disease severity in HS); similarly, 61% of patients with no prior anti-TNF therapy achieved positive HiSCR. These results translated into a 46% (p<0.001) and 60% (p=0.005) mean reduction in the number of abscesses and inflammatory nodules, respectively, for the two groups. Another key finding was that 67% and 72% of patients achieved a clinically meaningful reduction in pain by week 12. These results confirm previous findings from a completed phase II, double-blind, placebo-controlled, investigator-sponsored study evaluating bermekimab for the treatment of HS. The data from this study, which has been published in the Journal of Investigative Dermatology, is from 20 patients treated with moderate to severe HS that had progressed on standard therapies. Patients received bermekimab for 12 weeks and were followed for an additional 12 weeks to observe durability of treatment. Results demonstrated a response rate in patients treated with bermekimab versus placebo of 60% vs 10%, respectively (p=0.035). The Company plans to further pursue clinical development of bermekimab as a treatment for hidradenitis suppurativa.

An investigator sponsored study that was launched in 2017 at Cedars Sinai Medical Center located in Los Angeles, California for bermekimab to be used in combination with OnivydeⓇ (Irinotecan liposome injection) and 5-fluorouracil/folinic acid for treatment of advanced pancreatic adenocarcinoma has nearly completed enrollment. Andrew Hendifar, M.D., Principal Investigator of the study, Medical Oncology lead for the Gastrointestinal Disease Research Group at Cedars-Sinai and Co-Director of Pancreas Oncology, is leading the study and has enrolled nearly all 16 patients at the Cedars-Sinai Medical Center. The Phase I study will determine a maximum tolerated dose as well as assess efficacy. Other studies with bermekimab in oncology are also being considered and these will be announced if and when further progress is made in these directions.

We have also investigated our lead product candidate in clinical trials for other inflammatory conditions, including vascular disease (which led to fast track designation from the FDA to develop bermekimab as a therapy to reduce the need for re-intervention after treatment of peripheral vascular disease with angioplasty or other endovascular methods of treatment), type II diabetes, acne, psoriasis, and pyoderma gangrenosum (PG). Data from each of these trials have been published in journals, with the exception of PG. A listing of these publications is included in the Summary of Clinical Findings to Date section of this document.

The Company previously conducted a Phase I/II study evaluating dosing, safety and efficacy of its novel antibody, 514G3. 514G3 was developed from a healthy human donor with natural antibodies effective at neutralizing Methicillin-resistant Staphylococcus aureus (MRSA) and non-MRSA forms of Staphylococcus aureus (S. aureus). 514G3 works to eliminate the principle immune evasion mechanism of the bacteria, allowing white blood cells to detect and destroy the bacteria. 514G3 has potential to treat all strains of MRSA and can be used without consideration for strain-specific resistance to various antibiotics. As a True Human monoclonal antibody, 514G3 is expected to be well tolerated without the side effects or risks of antibiotics, including the lack of risk of antibiotic resistance. This proprietary antibody received Fast Track Designation by the FDA for the treatment of all forms of S. aureus infections, including Methicillin-resistant S. aureus (MRSA). Top line results from the Phase I/II study were announced in April 2017 and reported a reduction in adverse events and shorter hospitalization associated with the 514G3 therapy, even with 514G3-treated subjects tending to be sicker than those receiving placebo. Pre-clinical research involving 514G3 was published in January 2018 in the journal PLOS ONE in a manuscript titled, “A Natural Human Monoclonal Antibody Targeting Staphylococcus Protein A Protects Against Staphylococcus aureus (S. aureus) Bacteremia.” Throughout 2018, XBiotech continued to reestablish and optimize manufacturing production of 514G3. The Company is continuing to improve yields and processing efficiencies, and to reduce overall cost of production for 514G3 to support its initiatives to potentially use 514G3 as a prophylaxis.

In 2017, data was presented at the American Heart Association’s Scientific Sessions which provided the first evidence that IL-1⍺ is associated with Neutrophil Extracellular Traps (NETs) and plays a key role in endothelial activation and thrombogenesis. The data stems from a Material Transfer Agreement (MTA) signed in 2016 with Brigham and Women’s Hospital and Massachusetts General Hospital in which Dr. Peter Libby, a renowned Cardiovascular medicine specialist at Brigham and Women’s Hospital (BWH) and the Mallinckrodt Professor of Medicine at Harvard Medical School, was named principal investigator of the research. The study researched the influence of NETs on the endothelial cell (EC) functions related to erosion-associated thrombosis. The data shows that exposure of human saphenous veins ECs (HSVECs) to NETs cause an increase in expression of cell surface adhesions such as VCAM-1 and ICAM-1, which may participate in atherogenesis. In conclusion, it was found that NETs act to increase thrombogenicity in vitro through a response mediated by IL-1⍺. These data suggest a potentially important role for bermekimab therapy in heart disease. Findings from this research were published in August 2018 in a journal of the American Heart Association (AHA), Atherosclerosis, Thrombosis, and Vascular Biology, in an article titled, Neutrophil Extracellular Traps Induce Endothelial Cell Activation and Tissue Factor Production Through Interleukin-1α and Cathepsin G. The publication highlights findings that point toward a white blood cell-derived interleukin-1 alpha (IL-1⍺) as a cause of blood clots that could lead to heart attacks or strokes via an intriguing mechanism whereby NETs, released from neutrophils, are laden with IL-1⍺ that is capable of activating cells of the artery wall in a way that in turn activates blood clotting mechanisms and recruits further white blood cells. These published findings not only broaden bermekimab’s potential treatment opportunity in heart disease, but also expands treatment opportunities for other inflammatory diseases in which NETs play a deleterious role, such as cancer and pulmonary, autoimmune and gastrointestinal diseases.

In April 2018, the Company obtained an exclusive worldwide license from a Swiss biotechnology Company for the development of the anti-NY-ESO-1 monoclonal antibody, 12D7. The 12D7 antibody targets NY-ESO-1, a cancer-related protein commonly found in many kinds of aggressive tumors. The therapeutic use of 12D7 offers the potential to target advanced tumors by activating cellular immunity or antibody directed immune responses against tumors. A 12D7 therapy may be combined with other therapies that unleash the immune system to produce anti-cancer responses. The Company made considerable strides in the cell line development of cells producing 12D7. These cells will be scaled up to make parental cell banks and grown for process development purposes. This NYESO-1 antibody has the potential to stimulate the body to produce a highly specific immune response against tumors, and may be used to enhance the specificity and potential efficacy of checkpoint inhibitor therapies.

Our True Human antibody therapeutics are developed in-house using our proprietary discovery platform. Identifying True Human antibodies useful for therapeutics may involve screening thousands of blood donors. To distinguish the clinically relevant antibodies from irrelevant background antibody molecules in donor bloods, we use our Super High Stringency Antibody Mining (SHSAM™) technology. After we identify donors, we undertake the complex process of identifying the unique genes for producing the native antibody. Once the nucleic acid sequence is isolated, we are able to introduce these sequences into engineered production cells to manufacture large quantities of product candidate for use in humans. All patents and other intellectual property relating to both the composition of matter and methods of use of our True Human antibodies were developed internally by us. We manufacture these antibodies using a proprietary expression system licensed from Lonza Sales AG. The manufacturing process we have developed incorporates both proprietary and non-proprietary technology.

In 2018, XBiotech completed consolidation of its operations in its new headquarter facility in Austin, Texas. The Company previously occupied three building locations totaling almost 90,000 square feet of space. Operations are now exclusively housed in a custom-built 33,000 square foot facility that includes a new large scale manufacturing operation, R&D laboratories and administrative space. The move has enabled significant reduction in operating costs while maintaining all R&D and operational capabilities in an improved Good Manufacturing Practices (GMP) environment. The new facility is built on a 48 acre property, which is wholly owned by the Company. In December 2018, the Company announced its first successful GMP audit of the new facility by Eurofins Amatsigroup. The audit was conducted in connection with XBiotech’s distribution in Europe of its US-manufactured biological drug product. The Company regularly ships drug product manufactured at the new facility to clinics in various countries in the European Union and the United Kingdom. Drugs manufactured outside of Europe may only be distributed in Europe through a qualified organization that can assure quality of drug product and manufacturing practices (in this case, Amatsigroup). XBiotech currently produces all of its clinical drug material and plans to manufacture any potential commercial drug product from its Austin headquarters.

XBiotech made important advances in its pre-clinical R&D programs in 2018. This includes in vivo work to test and select its lead anti C. difficile antibody candidates that target cell surface antigen of the pathogenic bacterium. The Company has successfully optimized an aggressive initial infection and relapse models to test these antibodies both in a prophylactic and therapeutic manner. The Company also continues to make progress in development of True Human antibodies for the treatment and prevention of influenza by targeting two key surface moieties on influenza, hemagglutinin and neuraminidase. The Company has identified lead antibodies that bind to several influenza strains within two subgroups of influenza A and is currently in the process of identifying broadly neutralizing antibodies that target both groups. The company has also selected two lead, broadly neutralizing antibodies against neuraminidase protein, and is currently in the process of optimizing antibody expression in CHO to allow for future large-scale manufacture of these antibodies. During 2018, the Company also made progress in its herpes zoster (shingles) discovery program. It has now identified its lead anti-herpes zoster antibody against a surface protein of the virus. This antibody was identified from an initial in vitro assay performed by a clinical research organization, and will be characterized further in house in the year 2019.

XBiotech continues to optimize its upstream and downstream manufacturing processes. Considerable manufacturing milestones were achieved in 2018, including an increase in bioreactor media volume to maximize cell culture capacity at harvest, an increase in bioreactor run-time to maximize product yield, and minimization of processing time by streamlining downstream manufacturing processes. In addition, scale up towards achieving full capacity production runs in the current manufacturing facility is planned for 2019. This will include a four-fold increase in syringe output capacity per drug product lot by third quarter 2019.

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

True Human™ Antibodies

White blood cells in the human body secrete billions of different antibodies that circulate through the blood to react and protect us from toxins, infectious agents or even other unwanted substances produced by our body. True Human™ antibodies, as the name implies, are simply those that are derived from a natural antibody identified from the blood of an individual. To develop a True Human™ antibody therapy, donors are screened to find an individual that has a specific antibody that matches the desired characteristics needed to obtain the intended medical benefit. White blood cells from that individual are obtained, the unique gene that produced the antibody is cloned, and the genetic information is used to produce an exact replica of the antibody sequence. A True Human™ antibody is, therefore, not to be confused with other marketed antibodies, such as so-called “fully human” antibodies—where antibody reactivity is developed through gene sequence engineering in the laboratory.

 Fundamental Science of True Human™ Antibodies

To appreciate the background safety and tolerability of True Human™ antibodies, it is important to consider the fundamental biology of natural antibody production.

Billions of different white blood cells secrete billions of unique antibodies every day into circulation. The vast number of different antibodies (and cells that produce them), are essential to enable adequate molecular diversity to ward off a vast range of potential infectious or toxic threats. In other words, since antibodies act to bind and thereby neutralize unwanted agents, any given circulating antibody must be able to react with a potentially limitless number of existing or evolving disease entities.

The staggering number of different antibodies needed to achieve this level of preparedness, however, is a daunting concept from a genetics point of view. If an individual antibody gene was needed to encode each of a billion different antibodies, there would be approximately 20,000 times as many genes needed just for antibodies as there would be needed to encode the rest of the entire human genome. Individual cells would need to be gigantic, and monumental resources of the body would be required to make, copy and maintain all of the DNA. Clearly, the system of antibodies could not have evolved to protect us, had not an elegant solution emerged to deal with this genetic conundrum.

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

Platform Technology

Our True Human antibody therapeutics are developed in-house using our proprietary discovery platform. There are significant technical challenges in identifying and cloning genes for True Human™ antibodies. A key problem to overcome can be to first identify individuals with the desired antibody reactivity. This can involve screening thousands of blood donors to enable the identification of a single, clinically relevant antibody—discovered from literally trillions of irrelevant background antibody molecules in the blood of donors. To distinguish the clinically relevant antibodies from irrelevant background antibody molecules in donor bloods, we use our Super High Stringency Antibody Mining (SHSAM™) technology. White blood cells from that individual can then be isolated, and the unique gene that produced the native antibody obtained. We currently obtain blood donor samples through a Research and Collaboration Agreement with the South Texas Blood & Tissue Center, a Texas 501(c)(3) non-profit corporation. See "Intellectual Property- Other Commercial Licenses."

Novel cloning technologies developed at XBiotech have enabled us to clone the crucial antibody gene sequences from these donors in order to reproduce a True Human™ antibody for use in clinical therapy. A True Human™ monoclonal antibody should therefore not be confused with other marketed therapeutic monoclonal antibodies, such as those currently referred to as “fully human” antibodies.

Market Opportunity

We have a number of indications in various stages of clinical or pre-clinical development with significant market opportunities. These include dermatology, oncology and other inflammatory conditions, as well as infectious disease indications. The potential market opportunities in these various indications are vast and we believe our research and manufacturing technologies, designed to more rapidly, cost-effectively and flexibly produce new therapies, will be advantageous in each market space.

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

Product Pipeline

Our product development status for the fourth quarter of 2018 was as follows:

Programs
Indication/Patient Population
Pre-Clinical
Phase I
Phase II
Phase III
MABp1 (bermekimab)
Symptomatic Colorectal Cancer
Advanced Colorectal Cancer
Fast Tracked
Non-Small Cell Lung Cancer
Type II Diabetes
Peripheral Vascular Disease
Fast Tracked
Pyoderma Gangrenosum
Hidradenitis Suppurativa
Pancreatic Cancer
bermekimab Subcutaneous Formulation
Plaque Psoriasis
Acne Vulgaris
Hidradenitis Suppurativa
Atopic Dermatitis
514G3
S. aureus Bacteremia
Fast Tracked
Other
C. difficile
Influenza
Herpes Varicella Zoster (Chickenpox)
Pilot Study
Randomized Study

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

Current Clinical and/or Regulatory Activity

Phase II Study for Atopic Dermatitis (AD)

The Company recently completed a phase 2, open label, multi-center clinical study to evaluate safety and efficacy of bermekimab in patients with moderate to severe Atopic Dermatitis (AD). Thirty eight patients in two treatment groups received a low (n=10) or high (n=28) dose of bermekimab once weekly for either a 4 or 7-week treatment regimen, respectively. The study met all primary and secondary endpoints and clinically and statistically significant improvement was seen for all clinical endpoints in the high dose group. Study findings demonstrated that bermekimab treatment resulted in rapid and significant improvement of disease in patients with moderate-to-severe AD. After only 7 weeks of treatment, 71% of patients that received a 400mg weekly bermekimab regimen had at least 75% reduction in their disease, as measured by the Eczema Area and Severity Index (EASI) score. Moreover, within 7 weeks, using patient reported Numerical Rating Scale (NRS) for itch and pain, patients receiving the 400mg bermekimab treatment regimen had 71% reduction in itch and an 84% reduction in pain. The Company plans to further pursue clinical development of bermekimab as a treatment for atopic dermatitis.

Phase II Study for Hidradenitis Suppurativa (HS)

The Company recently completed a phase 2, open label, multi-center clinical study to evaluate safety and efficacy of bermekimab in patients with moderate to severe Hidradenitis Suppurativa (HS). The study enrolled 42 patients at eleven different dermatology clinics in the U.S., each receiving 400mg subcutaneous weekly subcutaneous doses of bermekimab in a 12-week treatment regimen. There were two treatment groups: those who had failed prior anti-TNF therapy (n=24); and those with no prior anti-TNF treatment history (n=18).  Bermekimab was well-tolerated with no safety concerns. Statistically significant improvement was seen for all efficacy endpoints in both groups, with the exception of Hospital Anxiety and Depression Scale (HADS) in the anti-TNF naïve group (using an alpha level of .05 (5%)). Study results showed that by week 12 of treatment, 63% of patients who have previously failed anti-TNF therapy achieved a positive HiSCR (the accepted measure of disease severity in HS); similarly, 61% of patients with no prior anti-TNF therapy achieved positive HiSCR. These results translated into a 46% (p<0.001) and 60% (p=0.005) reduction in the number of abscesses and inflammatory nodules, respectively, for the two groups. Another key finding was that 67% and 72% of patients achieved a clinically meaningful reduction in pain by week 12.

These results confirm previous findings from a completed phase II, double-blind, placebo-controlled, investigator-sponsored study evaluating bermekimab for the treatment of HS. The data from this study, which has been published in the Journal of Investigative Dermatology, is from 20 patients treated with moderate to severe HS that had progressed on standard therapies. Patients received bermekimab for 12 weeks and were followed for an additional 12 weeks to observe durability of treatment. Results demonstrated a response rate in patients treated with bermekimab versus placebo of 60% vs 10%, respectively (p=0.035). The Company plans to further pursue clinical development of bermekimab as a treatment for hidradenitis suppurativa.

Phase I Pancreatic Cancer Combination Study

An investigator sponsored study that was launched in 2017 at Cedars Sinai Medical Center located in Los Angeles, California for bermekimab to be used in combination with OnivydeⓇ (Irinotecan liposome injection) and 5-fluorouracil/folinic acid for treatment of advanced pancreatic adenocarcinoma has nearly completed enrollment. Andrew Hendifar, M.D., Principal Investigator of the study, Medical Oncology lead for the Gastrointestinal Disease Research Group at Cedars-Sinai and Co-Director of Pancreas Oncology, is leading the study and has enrolled nearly all 16 patients at the Cedars-Sinai Medical Center. The Phase I study will determine a maximum tolerated dose as well as assess efficacy. Other studies with bermekimab in oncology are also being considered and these will be announced if and when further progress is made in these directions.

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

Therapeutic monoclonal antibodies, even those so-called “fully human,” have been associated with infusion reactions. Comparably administration of our lead product candidate is associated with a reduced number of infusion related reactions and injection site reactions.

To date the Company has 9 publications from 7 of its clinical studies. The table below outlines each of these publications.

Indication	Journal	Title
Oncology	Oncoimmunology	Interleukin-1 receptor antagonist levels predict favorable outcome after bermekimab, a first-in-class true human interleukin-1α antibody, in a phase III randomized study of advanced colorectal cancer
Oncology	The Lancet Oncology	MABp1 as a novel antibody treatment for advanced colorectal cancer: a randomized, double-blind, placebo-controlled, phase 3 study
Oncology	The Lancet Oncology	MABp1, a first-in-class true human antibody targeting interleukin-1α in refractory cancers: an open-label, phase 1 dose-escalation and expansion study
Oncology	Investigational New Drugs	Xilonix, a novel true human antibody targeting the inflammatory cytokine interleukin-1 alpha, in non-small cell lung cancer
Psoriasis	JAMA Dermatology	Open-label trial of MABp1, a true human monoclonal antibody targeting interleukin 1α, for the treatment of psoriasis
Acne	Journal of Drugs in Dermatology	An open label, phase 2 study of MABp1 monotherapy for the treatment of acne vulgaris and psychiatric comorbidity
Cardiovascular	Journal of Vascular Surgery	A randomized phase II study of Xilonix, a targeted therapy against interleukin 1α, for the prevention of superficial femoral artery restenosis after percutaneous revascularization
Diabetes	Journal of Diabetes and Its Complications	Safety, pharmacokinetics, and preliminary efficacy of a specific anti-IL-1alpha therapeutic antibody (MABp1) in patients with type 2 diabetes mellitus
Hidradenitis Suppurativa	Journal of Investigative Dermatology	MABp1 Targeting Interleukin-1Alpha for Moderate to Severe Hidradenitis Suppurativa not Eligible for Adalimumab: A Randomized Study

Intellectual Property

XBiotech has developed a large international intellectual property (IP) portfolio to protect important aspects of its technology, services and products, including patents, trademarks and trade secrets. As of December 31, 2018, XBiotech’s patent portfolio consisted of 21 patent families, and included 137 issued patents and 112 pending patent applications (of which 11 were allowed) in various countries around the world. XBiotech’s IP portfolio is designed to protect XBiotech’s drug products, therapies, and discovery technology. It includes patents and applications that protect bermekimab (also known as MABp1) as a composition of matter and methods of using anti-IL-1a antibodies for the treatment of various diseases including cancer, vascular disorders, inflammatory skin diseases, diabetes, and arthritis. XBiotech’s IP portfolio also includes patents and applications directed to our proprietary antibody discovery platform, as well as treating and preventing S. aureus infections.

XBiotech owns the rights to the patent families described in more detail below.

A. Interleukin-1 Alpha Antibodies and Methods of Use. This patent family relates to the development of IL-1a-specific True HumanTM monoclonal antibodies, including MABp1. As of December 31, 2018, XBiotech has been granted 35 patents in this family; including nine in the U.S., and others in Australia, Canada, Chile, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Russia, Singapore, and South Africa. As of December 31, 2018, this family has 11 pending patent applications (US, Brazil, Philippines, Israel, Indonesia, Malaysia, Europe, Japan, China, Canada, and India). Unless extended, patents in this family expire in 2029.

B. Treatment of Cancer with Anti- IL-1α Antibodies. This patent family relates to the use of anti-IL-1α antibodies to inhibit the metastatic potential of tumors by interrupting the role that tumor-derived IL-1α plays in tumor metastasis. As of December 31, 2018, XBiotech has been granted five patents for this family; including one in Australia, one in Canada, two in Japan, and one in Europe. As of December 31, 2018, this family has three pending patent applications (US, China, and Hong Kong). Unless extended, patents in this family expire in 2027.

C. Treatment of Neoplastic Diseases. This patent family relates to the administration of anti-IL-1α antibodies to treat various tumor-associated diseases and the administration of a monoclonal antibody that specifically binds IL-1α to reduce the size of tumors in human patients suffering from cancer.  As of December 31, 2018, XBiotech has been granted 13 patents for this family including three in Australia, two in Europe, one in Indonesia, one in Japan, one in South Korea, one in Mexico, one in New Zealand, one in the Philippines, one in Singapore, and one in South Africa. As of December 31, 2018, this family has 13 pending patent applications (two in the US, two in Israel, two in China, Europe, Philippines, Japan, Mexico, Russia, Hong Kong, and Korea of which 2 (Israel and Russia) have been allowed. Unless extended, patents in this family expire in 2027.

D. Diagnosis, Treatment, and Prevention of Vascular Disorders. This patent family relates to methods of diagnosing, treating and preventing a variety of vascular disorder using IL-1a autoantibody. As of December 31, 2018, XBiotech has been granted seven patents in this family, including two in the U.S., one in Australia, one in Canada, one in Europe and two in Japan. As of December 31, 2018, this family has two pending patent applications (China). Unless extended, patents in this family expire in 2026.

E. IL-1 Alpha Immunization Induces Autoantibodies Protective Against Atherosclerosis. This patent family relates to the use of IL-1α in a vaccine to generate anti-IL-1a antibodies to protect against atherosclerosis. As of December 31, 2018, XBiotech has been granted patents for this family in Australia and Europe. Unless extended, patents in this family expire in 2027.

F. Targeting Pathogenic Monocytes. This patent family relates to the discovery that IL-1α is expressed on the proinflammatory, disease-associated CD14+CD16+ monocyte subset in humans, and describes targeting IL-1α to deplete these pathogenic cells or to modulate their function. As of December 31, 2018, XBiotech has been granted five patents in this family; including two in the U.S., one in Australia, one in Canada, and one in Japan. As of December 31, 2018, this family has one pending patent application in Europe. Unless extended, patents in this family expire in 2029.

G. Arthritis Treatment. This patent family relates to the administration of anti-IL-1α antibodies to treat conditions associated with arthritis. As of December 31, 2018, XBiotech has been granted seven patents in this family, including three in Australia, one in Europe, two in Japan, and one in Israel. As of December 31, 2018, this family has seven pending patent applications (US, Canada, China, Hong Kong, Israel, and two in Korea). Unless extended, patents in this family expire in 2031.

H. Cachexia Treatment. This patent family relates to the administration of anti-IL-1α antibodies to treat cachexia. As of December 31, 2018, XBiotech has been granted eight patents in this family, including one in the U.S., one in Australia, one in Europe, one in Japan, one in Mexico, one in the Philippines, one in Russia, and one in South Africa. As of December 31, 2018, this family has six pending patent applications (US, Canada, China, Hong Kong, Israel, and Korea, of which two (US and Israel) have been allowed. Unless extended, patents in this family expire in 2032.

I. Treatment of Diabetes. This patent family relates to the administration of anti- IL-1α antibodies to treat diabetes. As of December 31, 2018, XBiotech has been granted two U.S. patents. Unless extended, patents in this family expire in 2033.

J. Treating Vascular Disease and Complications Thereof. This patent family relates to the administration of IL-1α targeting agents to reduce the chance or severity of a major adverse clinical event occurring in a patient who has received or is expected to receive surgical treatment for a stenosed blood vessel. As of December 31, 2018, XBiotech has been granted three patents, including one in Australia, one in Russia, and one in South Africa. As of December 31, 2018, this family has 11 pending patent applications (US, Canada, China, two in Europe, Israel, Japan, Mexico, New Zealand, Korea, and Hong Kong, of which one (Japan) has been allowed. Unless extended, patents in this family expire in 2033.

K. Treatment of Inflammatory Skin Disease and Psychiatric Conditions. This patent family relates to the administration of anti-IL-1α antibodies to treat inflammatory skin diseases such as acne and psoriasis, as well as to treat psychiatric conditions such as anxiety. As of December 31, 2018, XBiotech has been granted seven patents in this family, including two in the U.S., two in Australia, one in Europe, and two in Japan. As of December 31, 2018, this family has 12 pending patent applications (US, Australia, two in Canada, two in China, two in Europe, Hong Kong, Japan, and two in Korea) of which one has been allowed (Australia). Unless extended, patents in this family expire in 2033.

L. Methods, compositions, and kits for reducing anti-antibody responses. This patent family relates to methods and compositions for reducing immune system-mediated reactions to allotypic determinants on administered antibody products. As of December 31, 2018, XBiotech has been granted one Australian patent in this family. Unless extended, patents in this family expire in 2030.

M. Identifying Affinity-Matured Human Antibodies. This patent family relates to methods and compositions for identifying affinity-matured True HumanTM monoclonal antibodies from donors. As of December 31, 2018, XBiotech has been granted eight patents in this family (four in the U.S., one in Australia, one in China, one in Russia, and one in Hong Kong)). As of December 31, 2018, this family has 13 pending patent applications (US, Australia, Canada, China, Europe, India, two in Israel, Japan, two in Mexico, Korea, and Russia, of which two (Israel and Mexico) have been allowed. Unless extended, patents in this family expire in 2032.

N. Compositions and Methods for Treating S. Aureus Infections. This patent family relates to antibodies for preventing and treating S. aureus infections. As of December 31, 2018, XBiotech has been granted thirteen patents in this family, including three in the U.S, one in Australia, one in China, one in Colombia, one in Japan, one in Mexico, one in the Philippines, one in Russia, one in Singapore, one in South Africa, and one in South Korea. As of December 31, 2018, this family has 20 pending patent applications (US, Australia, Brazil, Canada, China, Chile, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, two in Hong Kong, Singapore, Korea, and Russia) of which one (US) has been allowed. Unless extended, patents in this family expire in 2035.

O. Treatment of Hidradenitis Suppurativa. This patent family relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) to treat hidradenitis suppurativa. As of December 31, 2018, XBiotech has one pending U.S. application and one pending international patent application. Unless extended, patents in this family expire in 2038.

P. Treatment of S. Aureus Infections. This patent family relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) for treating S. aureus bloodstream infections in human patients. As of December 31, 2018, XBiotech has one pending international patent application. Unless extended, patents in this family expire in 2038.

Q. Treatment of Atopic Dermatitis. This patent family relates to the use of antibodies (Abs) which specifically bind interleukin-1alpha (IL-1α) to treat various symptoms of atopic dermatitis. As of December 31, 2018, XBiotech has three pending U.S. applications. Unless extended, patents in this family expire in 2039.

XBiotech has licensed exclusive rights to the intellectual property described below.

R. Antibacterial antibodies and Methods of Use. This patent family relates to antibodies for preventing and treating S. aureus infections. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with STROX Biopharmaceuticals, LLC. As of December 31, 2018, this patent family includes two patents in the U.S., each expiring in 2019, unless extended.

S. Staphylococcus Aureus-Specific Antibody Preparations. This patent family relates to antibodies for preventing and treating S. aureus infections. XBiotech acquired use of patents within this family pursuant to its exclusive license agreement with STROX Biopharmaceuticals, LLC. As of December 31, 2018, this patent family includes one Australian and one Israeli patent. As of December 31, 2018, this family has two pending patent applications (Canada and India). Unless extended, patents in this family expire in 2029.

T. Monoclonal Human Tumor-Specific Antibody. This patent family relates generally to human tumor-specific antibodies as well as fragments, derivatives and variants thereof that recognize tumor-associated antigen NY-ESO-1. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2018, this patent family includes pending applications in Brazil, Canada (allowed), and Europe and 13 issued patents, including one in the U.S., one in Australia, two in Europe, one in China, one in Israel, one in India, one in Japan, one in South Korea, one in New Zealand, one in Mexico, one in Russia, and one in South Africa. Unless extended, patents in this family expire in 2028.

U. Combination Therapy including Tumor Associated Antigen-Binding Antibodies. This patent family relates generally to a combination therapy including tumor associated antigen binding antibodies. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2018, this patent family includes pending applications in Canada (allowed), India, and the U.S. and four issued patents, including one in China, one in Europe, one in Japan, and one in South Korea. Unless extended, patents in this family expire in 2032.

ITEM 1A	RISK FACTORS

Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses every quarter since our inception and anticipate that we will continue to incur significant losses in the future.

We are a pre-market pharmaceutical company with no revenue and a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2005. For the years ended December 31, 2016, 2017, and 2018, we reported a net loss of $52.8 million, $33.2 million and $21.1 million respectively. As of December 31, 2018, we had an accumulated deficit since inception of approximately $237.7 million.

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

Since inception, we have dedicated a majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ending December 31, 2018, we recognized approximately $15.7 million in expenses associated with research and development and clinical trials.

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

We are unable to accurately estimate the funds we will actually require to complete research and development of our product candidates or the funds required to commercialize any resulting product in the future or the funds that will be required to meet other expenses. Our operating plan may change as a result of many factors currently unknown to us, and our expenses may be higher than expected. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Raising funds in the future may present additional challenges and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, obtaining coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs, and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based in part on existing reimbursement amounts for lower cost drugs or may be bundled into the payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage and reimbursement determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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
26

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

As of March 13, 2019, we had 56 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Owning Shares of Our Common Stock

Our share price may be volatile, which could subject us to securities class action lawsuits and prevent you from being able to sell your shares at or above the price at which you purchased them.

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

As of December 31, 2018, our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 10 million shares or approximately 28% of our outstanding common stock, and could own approximately 12.6 million shares or approximately 35% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The material differences between the BCBCA as compared to the Delaware General Corporation Law (DGCL) which may be of most interest to shareholders include the following: (i) for material corporate transactions (i.e. mergers and amalgamations, other extraordinary corporate transactions, amendments to our Articles) the BCBCA generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders; (ii) the quorum for shareholders meetings is not prescribed under the BCBCA and is only two persons representing 20% of the issued shares under our Articles, whereas under DGCL, quorum requires a minimum of one-third of the shares entitled to vote to be present and companies’ certificates of incorporation frequently require a higher percentage to be present; (iii) under the BCBCA, a holder of 5% or more of our common stock can requisition a special meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iv) our Articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the shareholders; however, many public company charters limit removal of directors to a removal for cause; and (v) our Articles may be amended by resolution of our directors to alter our authorized share structure, including to consolidate or subdivide any of our shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our common stock less attractive because of these material differences. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Future sales, or the possibility of future sales, of a substantial number of our common stock could adversely affect the price of the shares and dilute shareholders.

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of December 31, 2018, we had 35,899,772 common stock outstanding.

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market on April 15, 2015 under the symbol “XBIT.” Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low close prices per share for our common stock on the NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2015:	High	Low
Second Quarter (commencing April 15, 2015)	$31.50	$17.63
Third Quarter	$20.71	$13.87
Fourth Quarter	$15.77	$7.47

Year Ended December 31, 2016:	High	Low
First Quarter	$10.44	$6.99
Second Quarter	$20.92	$9.46
Third Quarter	$24.90	$12.81
Fourth Quarter	$16.90	$8.90

Year Ended December 31, 2017:	High	Low
First Quarter	$19.20	$9.44
Second Quarter	$17.17	$3.20
Third Quarter	$5.58	$4.14
Fourth Quarter	$4.66	$3.90

Year Ended December 31, 2018:	High	Low
First Quarter	$5.35	$3.92
Second Quarter	$5.13	$4.04
Third Quarter	$4.69	$2.31
Fourth Quarter	$6.27	$3.22

Holders of record

As of March 6, 2019, there were 1,835 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data
Operating expenses:
Research and development	$15,725	$26,424	$42,486	$31,310	$14,329
General and administrative	5,269	7,635	10,277	6,200	7,449
Total operating expenses	20,994	34,059	52,763	37,510	21,778
Loss from operations	(20,994)	(34,059)	(52,763)	(37,510)	(21,778)
Other income (loss):
Interest income	400	354	49	-	1
Foreign exchange gain (loss)	(548)	555	(47)	6	53
Other income	4	-	-	21	-
Total other income (loss):	(144)	909	2	27	54
Net loss	(21,138)	(33,150)	(52,761)	(37,483)	(21,724)
Net loss per common share—basic and diluted	(0.59)	(0.95)	(1.63)	(1.22)	(0.90)
Weighted average number of common shares—basic and diluted	35,804,304	34,875,814	32,403,391	30,801,994	24,162,700

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Cash and cash equivalents	$15,823	$31,768	$34,324	$91,051	$57,329
Working capital	14,072	30,540	28,967	86,750	54,917
Total assets	44,345	62,972	67,050	109,358	62,177
Total shareholders’ equity	41,398	60,162	59,064	103,050	59,030

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have never been profitable and, as of December 31, 2018, we had an accumulated deficit of $237.7 million. We had a net loss of $21.1 million for the year ended December 31, 2018, compared to $33.2 million for the year ended December 31, 2017, and $52.8 million for the year ended December 31, 2016. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of December 31, 2018, we had 53 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2018, we have recorded total research and development expenses, including share-based compensation, of $185.7  million. Our total research and development expenses for the year ended December 31, 2018 was $15.7 million, compared to $26.4 million the year ended December 31, 2017, and $42.5 million for the year ended December 31, 2016. Share-based compensation accounted for $0.7 million for the year ended December 31, 2018, $0.4 million for the year ended December 31, 2017 and $2.1 million for the year ended December 31, 2016.

Research and development expenses as a percentage of total operating expenses was 75% for the year ended December 31, 2018, 78% for the year ended December 31, 2017, and 81% for the year ended December 31, 2016. The percentages, excluding stock-based compensation, were 78% for the year ended December 31, 2018, 82% for the year ended December 31, 2017 and 86% for the year ended December 31, 2016.

Our clinical development costs decreased with the completion and close-out of large, phase 3 studies that were on-going in previous years.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $5.3 million for the year ended December 31, 2018, $7.6 million for the year ended December 31, 2017 and $10.3 million for the year ended December 31, 2016. Share-based compensation accounted for $1.0 million for the year ended December 31, 2018, $2.1 million for the year ended December 31, 2017 and $3.5 million for the year ended December 31, 2016.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2018			2017			2016

Weighted-average grant date fair value per share		$4.38			$4.85			$7.29
Expected volatility	67%	-	80%	65%	-	67%	65%	-	70%
Risk-free interest rate	2.38%	-	3.12%	1.83%	-	2.41%	1.09%	-	2.44%
Expected life (in years)	1	–	10	5.38	–	10	5	–	10
Dividend yield		–			–			–

We have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future, which is consistent with our past practice. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method when the stock option includes “plain vanilla” terms. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. For stock options that did not include “plain vanilla” terms, we used the contractual life of the stock option as the expected life. Such stock options consisted primarily of options issued to our board of directors that were immediately vested at issuance. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. Due to the adoption of ASU No. 2016-09, “Stock Compensation,”, effective January 1, 2017, the Company accounts for forfeitures as they occur rather than on an estimated basis.

Results of Operations

Revenue

We did not record any revenue during the years ended December 31, 2018, 2017 and 2016.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$4,178	$6,327	$(2,149)	(34%)	$6,327	$8,402	$(2,075)	(25%)
Laboratory and manufacturing supplies	2,027	2,915	(888)	(30%)	2,915	7,458	(4,543)	(61%)
Clinical trials and sponsored research	2,087	11,129	(9,042)	(81%)	11,129	19,792	(8,663)	(44%)
Stock-based compensation	696	413	283	69%	413	2,095	(1,682)	(80%)
Other	6,737	5,640	1,097	19%	5,640	4,739	901	19%
Total	$15,725	$26,424	$(10,699)	(40%)	$26,424	$42,486	$(16,062)	(38%)

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

Research and development expenses decreased by 40% to $15.7 million for year ended December 31, 2018 compared to $26.4 million for the year ended December 31, 2017. The decrease in research and development expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to a $9 million decrease of clinical trial activities and sponsored research expenses. In addition, there was a decrease in laboratory and manufacturing supplies expense due to the decrease of manufacturing. The decrease is also due to $2.1 million of salaries and related expenses in 2018. We had an offsetting increase in stock–based compensation due to the issuance of stock options to employees.

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

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Salaries and related expenses	$1,107	$1,497	$(390)	(26%)	$1,497	$1,759	$(262)	(15%)
Patent filing expense	836	659	177	27%	659	690	(31)	(4%)
Stock-based compensation	964	2,063	(1,099)	(53%)	2,063	3,478	(1,415)	(41%)
Professional fees	775	1,676	(901)	(54%)	1,676	2,479	(803)	(32%)
Other	1,587	1,740	(153)	(9%)	1,740	1,871	(131)	(7%)
Total	$5,269	$7,635	$(2,366)	(31%)	$7,635	$10,277	$(2,642)	(26%)

General and administrative expenses decreased 31% to $5.3 million for the year ended December 31, 2018 compared to $7.6 million for the year ended December 31, 2017. The decrease was principally due to a $1.1 million decrease of Share-based compensation to Board members as well as a $0.9 million decrease of professional fees related to EMA meeting in 2017 and legal fees related to the securities litigation which was ended on October 2018. Salaries and related expenses decreased in 2018 due to the reduction of work force in May 2017.

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

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income	$400	$354	$49
Other income	4	-	-
Foreign exchange gain (loss)	(548)	555	(47)
Total	$(144)	$909	$2

The $400 thousand of interest income for the year ended December 31, 2018 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange loss was mainly due to the fluctuation between US dollar and Euro in the year ended December 31, 2018 compared to the year ended December 31, 2017.

The $354 thousands of interest income for the year ended December 31, 2017 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain was mainly due to the fluctuation between US dollar and Euro in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2018, we have funded our operations principally through the private placement of equity securities and our initial public offering, which have provided aggregate cash proceeds of approximately $257.4  million. At December 31, 2018, we had cash and cash equivalents of $15.8 million as compared to cash and cash equivalents of $31.8 million at December 31, 2017. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2018	2017	2016
Operating activities	$(16,537)	$(33,649)	$(46,015)
Investing activities	(122)	(1,405)	(13,914)
Financing activities	201	33,323	2,944
Effect of foreign exchange rate on cash and cash equivalents	513	(825)	258
Net change in cash and cash equivalents	$(15,945)	$(2,556)	$(56,727)

During the years ended December 31, 2018, 2017 and 2016, our operating activities used net cash of $16.5 million, $33.6 million, and $46.0 million respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly due to the decrease in clinical trial and the reduction of the size of our workforce. The decrease in net loss from operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to the decrease in clinical trial and manufacturing activities, as well as, the reducing size of our workforce.

During the years ended December 31, 2018, 2017 and 2016, our investing activities used net cash of $0.1 million, $1.4 million, and $13.9 million, respectively. The decrease for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the new equipment purchases being completed in 2017. The decrease for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was principally due to the new manufacturing facility being completed in 2016.

During the years ended December 31, 2018, 2017 and 2016, our financing activities provided net cash proceeds of $0.2 million, $33.3 million, and $2.9 million, respectively. During the year ended December 31, 2018, Employees exercised stock options to purchase a total of 160.5 thousand shares of common stock for a total of approximately $0.2 million in net proceeds. During the year ended December 31, 2017, we entered into subscription agreements with accredited investors, and sold 2.4 million common shares at $13 per share for approximately $31.6 million in net proceeds. Also, we sold 87 thousand shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.0 million. Employees exercised stock options to purchase a total of 290 thousand shares of common stock for a total of approximately $0.7 million in net proceeds. During the year ended December 31, 2016, employees exercised stock options to purchase a total of 204,159 shares of our common stock for approximately $1.1 million in net proceeds. Also, we sold 144,426 shares under a Common Stock Sales Agreement with H.C. Wainwright & Co. LLC for net proceeds of approximately $1.8 million.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the regulatory agencies in The U.S. and other countries and successfully commercialized. As of December 31, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $15.8 million.

Contractual Obligations and Commitments

On January 12, 2008, we entered a lease agreement to lease our office space in Austin, Texas. On September 15, 2010, we entered into a second lease agreement to lease additional space in Austin, Texas. On March 20, 2014, we extended the lease for an additional 21 months on the same terms and rental rates as the current lease. On February 28, 2015, we extended the lease for another 4 years. The future minimum lease payments are as follows as of December 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating facility leases	$79	$79	$-	$-	$-
Total contractual obligations	$79	$79	$-	$-	$-

Rent expense was approximately $783,000, $741,000 and $761,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Austin, Texas

March 13, 2019

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,823	$31,768
Prepaid expenses and other current assets	1,193	1,564
Total current assets	17,016	33,332
Property and equipment, net	27,329	29,640
Total assets	$44,545	$62,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,653	$1,730
Accrued expenses	1,291	1,062
Total current liabilities	2,944	2,792
Long-term liabilities:
Deferred rent	3	18
Total liabilities	2,947	2,810

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,899,772 and 35,439,272 shares outstanding at December 31, 2018 and December 31, 2017, respectively	279,353	277,492
Accumulated other comprehensive loss	(255)	(768)
Accumulated deficit	(237,700)	(216,562)
Total shareholders’ equity	41,398	60,162

Total liabilities and shareholders’ equity	$44,345	$62,972

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

Operating expenses:
Research and development	$15,725	$26,424	$42,486
General and administrative	5,269	7,635	10,277

Total operating expenses	20,994	34,059	52,763
Loss from operations	(20,994)	(34,059)	(52,763)

Other income (loss):
Interest income	400	354	49
Other income	4	-	-
Foreign exchange gain (loss)	(548)	555	(47)
Total other income (loss)	(144)	909	2
Net loss	$(21,138)	$(33,150)	$(52,761)
Net loss per share—basic and diluted	$(0.59)	$(0.95)	$(1.63)
Shares used to compute basic and diluted net loss per share	35,804,304	34,875,814	32,403,391

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net loss	$(21,138)	$(33,150)	$(52,761)
Foreign currency translation adjustment	513	(825)	258
Comprehensive loss	$(20,625)	$(33,975)	$(52,503)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	32,279	233,902	(201)	(130,651)	103,050
Net loss	-	-	-	(52,761)	(52,761)
Foreign currency translation adjustment	-	-	258	-	258
Issuance of common stock, net of issuance cost	145	1,808	-	-	1,808
Issuance of common stock under stock option plan	204	1,136	-	-	1,136
Share-based compensation expense	-	5,573	-	-	5,573
Balance at December 31, 2016	32,628	$242,419	$57	$(183,412)	$59,064
Net loss	-	-	-	(33,150)	(33,150)
Foreign currency translation adjustment	-	-	(825)	-	(825)
Issuance of common stock, net of issuance cost	2,521	32,620	-	-	32,620
Issuance of common stock under stock option plan	290	818	-	-	818
Share-based compensation expense	-	1,635	-	-	1,635
Balance at December 31, 2017	35,439	$277,492	$(768)	$(216,562)	$60,162
Net loss	-	-	-	(21,138)	(21,138)
Foreign currency translation adjustment	-	-	513	-	513
Issuance of common stock, net of issuance cost	300	-	-	-	-
Issuance of common stock under stock option plan	161	401	-	-	401
Subscription receivable	-	(200)	-	-	(200)
Share-based compensation expense	-	1,660	-	-	1,660
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(21,138)	$(33,150)	$(52,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,433	1,484	698
Share-based compensation expense	1,660	1,750	5,573
Gain on disposal of property and equipment		-	-
Other non-cash adjustments		401	-
Changes in operating assets and liabilities:
Prepaid expenses and other current	372	1,041	(617)
Accounts payable	(78)	(2,700)	(981)
Accrued expenses	229	(2,470)	2,066
Deferred rent	(15)	(5)	7
Net cash used in operating activities	(16,537)	(33,649)	(46,015)

Investing activities
Purchase of property and equipment	(122)	(1,405)	(4,746)
Expenditures on building construction	-	-	(9,168)
Net cash used in investing activities	(122)	(1,405)	(13,914)

Financing activities
Issuance of common stock and warrants, net	-	32,620	1,808
Issuance of common stock under stock option plan	201	703	1,136
Net cash provided by financing activities	201	33,323	2,944
Effect of foreign exchange rate on cash and cash equivalents	513	(825)	258

Net change in cash and cash equivalents	(15,945)	(2,556)	(56,727)
Cash and cash equivalents, beginning of period	31,768	34,324	91,051
Cash and cash equivalents, end of period	$15,823	$31,768	$34,324

Supplemental Information:
Accrued purchases of property and equipment	$-	$-	$148
Accrued expenditures on building construction	-	-	439
Subscription receivable	200	-	-

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $15.8 million at December 31, 2018, will enable the Company to achieve several major inflection points, including potential new clinical studies with our lead product candidate. We expect to have sufficient cash through one year from the report issuance date.

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

Share-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,
	2018	2017	2016

Research and development	$696	$413	$2,095
General and administrative	964	2,063	3,478

Total share-based compensation expense	$1,660	$2,476	$5,573

No related tax benefits were recognized for the years ended December 31, 2018, 2017 and 2016.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2018			2017			2016

Weighted-average grant date fair value per share		$4.32			$4.85			$7.29
Expected volatility	67%	-	80%	65%	-	67%	65%	-	70%
Risk-free interest rate	2.38%	-	3.12%	1.83%	-	2.41%	1.09%	-	2.44%
Expected life (in years)	1	–	10	5.38	–	10	5	–	10
Dividend yield		–			–			–

Due to the adoption of ASU No. 2016-09, “Stock Compensation” on January 1, 2017, the Company accounts for forfeitures as they occur rather than on an estimated basis.

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

At December 31, 2018 and 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2018 and 2017, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended, (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The effective date of the new guidance is for the Company’s first quarter of fiscal year 2019; however, early adoption is permitted. The FASB has approved an optional, alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard effective January 1, 2019, using the alternative method. The Company will not have a cumulative adjustment impacting retained earnings. Adoption of the lease standard will not have a material impact on the Company’s consolidated financial statements.

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

3. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Computer and office equipment	$476	$461
Furniture and fixtures	183	183
Land	1,418	1,418
Leasehold improvements	802	802
Scientific equipment	12,572	12,194
Vehicle	30	30
Building	21,013	21,013
Construction in process	201	472
Accumulated depreciation	(9,366)	(6,933)

	$27,329	$29,640

Depreciation expenses related to property and equipment amounted to approximately $2.4 million, $1.5 million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Construction in process is related to research and development and manufactory equipment.

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2018, and 2017 (in thousands):

	2018	2017
Accrued compensation and related expenses	$258	$234
Accrued professional fees	92	32
Accrued clinical trial expenses	905	766
Other	36	30
	$1,291	$1,062

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

From January through December 2018, 161 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 per share for a total of $401 thousand, of which $200 thousand is subscription receivable.

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

A summary of changes in common stock options issued under the Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2015	4,786,577	$0.53	-	$21.99	$8.56
Granted	1,059,990	7.71	-	19.10	11.72
Exercised	(204,159)	0.74	-	19.09	5.56
Forfeitures	(453,750)	0.52	-	16.91	12.79
Options outstanding at December 31, 2016	5,188,658	$0.52	-	$21.99	$8.49
Granted	1,251,000	4.15	-	12.62	4.85
Exercised	(406,667)	0.93	-	14.71	2.28
Forfeitures	(729,367)	0.94	-	21.99	11.90
Options outstanding at December 31, 2017	5,303,624	$2.50	-	$21.99	$7.69
Granted	1,153,500	2.50	-	5.93	4.32
Exercised	(160,500)		2.50		2.50
Forfeitures	(761,185)	2.50	-	19.09	6.12
Options outstanding at December 31, 2018	5,535,439	$2.50	-	$21.99	$7.30

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2018, 2017 and 2016, was $2.97, $2.97 and $7.29, respectively. Options with an intrinsic value of $(2.22), $(3.75) and $1.63, became vested during 2018, 2017 and 2016, respectively. The total intrinsic value of options exercisable and total options outstanding at December 31, 2018 was $2.1 million and $2.9 million respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.6 million, and $5.7 million, respectively.

As of December 31, 2018, there was approximately $3.0 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 2.13 years.

7. Net Loss Per Share

The following summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(21,138)	$(33,150)	$(52,761)
Weighted-average number of common shares—basic and diluted	35,804,304	34,875,814	32,403,391
Net loss per share—basic and diluted	$(0.59)	$(0.95)	$(1.63)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2018	2017	2016
Stock options	5,535,439	5,303,624	5,188,658
Warrants to purchase common stock	-	-	-
Total	5,535,439	5,303,624	5,188,658

8. Income Taxes

The Company recorded no provision for income taxes for the years ended December 31, 2018, 2017 and 2016, due to the reported net losses in each year and reported valuation allowance.

A reconciliation of the Company’s Canadian federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Income tax benefit computed at federal tax rate	26.0%	26.0%	26.0%
Change in valuation allowance	(20.3%)	(15.3%)	(22.1%)
Impacts of US tax reform	-	(13.4%)	-
Prior year true-ups	(2.3%)	-	-
Stock compensation and other	(3.4%)	2.7%	(3.9%)
Total	-%	-%	-%

During the years ended December 31, 2018, 2017 and 2016, the Company had no interest and penalties related to uncertainty in income taxes.

As of December 31, 2018, and 2017, the Company had unused net operating losses of approximately $173.2 million (approximately $141.7 million in Canada, $30.9 million in the U.S., and $0.6 million in Switzerland and Japan) and $167.6 million (approximately $132.3 million in Canada, $27.7 million in the U.S., $6.7 million in Germany and $0.9 million in Switzerland and Japan) respectively, available to reduce taxable income of future years. The tax benefit of net operating losses begin to expire in 2025 in Canada, 2028 in U.S., 2018 in Switzerland, and 2022 in Japan.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018, 2017, and 2016 as follows (in thousands):

	2018	2017	2016
Deferred tax assets:
Noncapital losses	$43,474	$41,551	$35,064
Qualifying research and development credits	3,119	2,833	2,408
Stock based compensation	1,712	1,618	2,737
Share issue costs	128	42	27
Accrued liabilities	229	49	286
Deferred rent	1	4	8

Total deferred tax assets	48,663	46,097	40,530
Deferred tax liabilities:
Depreciation	166	282	31
Prepaid assets	55	-	-
Share issuance costs	39	35	16
Total deferred tax liabilities	221	317	47
Net deferred tax asset	48,442	45,780	40,483
Valuation allowance for deferred tax assets	(48,442)	(45,780)	(40,483)
Net deferred tax asset including valuation allowance	$-	$-	$-

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. TJCA significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. TCJA reduced the U.S corporate tax rate from 35% to 21%, effective January 1, 2018.

In connection with the initial analysis of the impact of TJCA, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s’ deferred tax balance was offset by application its valuation allowance. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. During 2018, the Company completed its 2017 income tax returns and its accounting for the enactment-date income tax effects of TCJA with no adjustments to the provisional amounts recorded at December 31, 2017.

Due to additional current year losses, the valuation allowance increased by $2.7 million during the year ended December 31, 2018. The $5.3 million increase during the year ended December 31, 2017 is due to additional losses during the year offset by the decrease of the U.S. tax rate from 34% to 21% in 2017.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits.

The Company files federal income tax returns in Canada, U.S, Switzerland, Germany, and Japan. The Company also files income tax returns in the state of Texas in the U.S. The statute of limitations for assessment by local taxing authorities is open for tax years ended after December 2011. There are currently no federal or state income tax audits in progress.

The components of income before income taxes are as follows:

(In thousands)		Years Ended December 31,
	2018	2017	2016
Domestic	$(5,102)	$(5,765)	$(8,749)
Canada	(15,404)	(26,034)	(41,625)
Other Foreign	(632)	(1,351)	(2,387)
Total	$(21,138)	$(33,150)	$(52,761)

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

9. Commitments and Contingencies

On January 12, 2008, the Company entered a lease agreement to lease its facility in Austin, Texas, U.S. On September 15, 2010, the Company entered into a second lease agreement to lease additional space in Austin, Texas, U.S. On March 20, 2013, the company extended the lease for another 21 months with the same terms and rental rates as the current leases. On February 28, 2015, the Company extended the leases for another four years with two years early termination right. The future minimum lease payments as of December 31, 2018 are approximately $79,000 for the fiscal year 2019.

Rent expense was approximately $782,000, $741,000 and $761,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

10. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the year ended December 31, 2018 and 2017 is presented below (in thousands except per share data):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	(4,150)	(5,621)	(5,115)	(6,108)
Net Loss	(4,069)	(5,907)	(5,051)	(6,111)
Net loss per share—basic and diluted	(0.11)	(0.16)	(0.14)	(0.17)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	(10,271)	(9,688)	(6,593)	(7,507)
Net Loss	(10,563)	(9,133)	(6,205)	(7,249)
Net loss per share—basic and diluted	(0.32)	(0.26)	(0.18)	(0.20)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Section 16(0) Beneficial Ownership Reporting Compliance” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 30, 2019 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders to be held on June 19, 2019.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2019.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ JOHN SIMARD	March 13, 2019
John Simard, Chief Executive Officer (Principal Executive Officer) and Director

/S/ QUEENA HAN	March 13, 2019
Queena Han, Vice President of Finance & Human Resources (Principal Financial Officer and Principal Accounting Officer)

/S/ W. THORPE MCKENZIE	March 13, 2019
W. Thorpe McKenzie, Director

/S/ Jan-Paul Waldin	March 13, 2019
Jan-Paul Waldin, Director

/S/ Donald MacAdam	March 13, 2019
Donald MacAdam, Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Continuation dated September 23, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.2	Notice of Articles, dated December 8, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.1+	Executive Employment Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.2+	Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3	Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.4+	XBiotech 2005 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.5+	Form of indemnification agreement between XBiotech and each director of XBiotech (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.6	Agreement of Lease by and between NNN Met Center 4-9, LP and XBiotech USA, Inc. dated January 14, 2008 and the First Amendment dated January 17, 2008, the Second Amendment dated August 2010 and the Third Amendment dated March 2013 and the Fourth Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2015)

10.7	Agreement of Lease by and between NNN Met Center 4-9, LLP and XBiotech USA, Inc. for Suite 600 dated August 16, 2010 and First Amendment dated March 2013 and the Second Amendment dated February 28, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2015)

10.8+	Board Member Agreement dated November 4, 2014 between XBiotech, Inc. and Daniel Vasella (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.9	Licensing Agreement dated January 16, 2015 between XBiotech USA, Inc. and Lonza Sales AG (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act. incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2015)

10.10	Research and Collaboration Agreement dated December 15, 2014 by and between XBiotech USA, Inc. and the South Texas Blood & Tissue Center (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933. incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2015)

10.11	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2015)

10.12	Common Stock Sales Agreement with H.C. Wainwright & Co. LLC which establishes an at-the-market equity program (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2016 (File No. 001-37347) and incorporated herein by reference)

10.13	Subscription agreements with accredited investors (the “Subscription Agreements”) providing for the issuance and sale by the Company of approximately $31 million of common shares in a registered direct offering(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 03, 2017 (File No. 001-37347) and incorporated herein by reference)

21.1*	List of subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the XBiotech, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (detail tagged).

+	Indicates management contract or compensatory plan
*	Filed herewith

