Form 10-K/A
period 2018-12-31
XBiotech Inc.
filed 2019-03-15
CIK 1626878

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is an amendment to the Annual Report on Form 10-K for the year ended December 31, 2018 (the "Report") filed with the Securities and Exchange Commission on March 14, 2019.

This Form 10-K/A is being filed for the purpose of correcting the errors regarding ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and correcting the previously filed Certifications (filed as Exhibits 31.1 and 31.2), which inadvertently stated they were for Form 10-Q instead of Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

2

PART II

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

Austin, Texas

March 13, 2019

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,823	$31,768
Prepaid expenses and other current assets	1,193	1,564
Total current assets	17,016	33,332
Property and equipment, net	27,329	29,640
Total assets	$44,345	$62,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,653	$1,730
Accrued expenses	1,291	1,062
Total current liabilities	2,944	2,792
Long-term liabilities:
Deferred rent	3	18
Total liabilities	2,947	2,810

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 35,899,772 and 35,439,272 shares outstanding at December 31, 2018 and December 31, 2017, respectively	279,353	277,492
Accumulated other comprehensive loss	(255)	(768)
Accumulated deficit	(237,700)	(216,562)
Total shareholders’ equity	41,398	60,162

Total liabilities and shareholders’ equity	$44,345	$62,972

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

6

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

	2018	2017	2016
Deferred tax assets:
Noncapital losses	$43,474	$41,551	$35,064
Qualifying research and development credits	3,119	2,833	2,408
Stock based compensation	1,712	1,618	2,737
Share issue costs	128	42	27
Accrued liabilities	229	49	286
Deferred rent	1	4	8

Total deferred tax assets	48,663	46,097	40,530
Deferred tax liabilities:
Depreciation	166	282	31
Prepaid assets	55	-	-
Share issuance costs	-	35	16
Total deferred tax liabilities	221	317	47
Net deferred tax asset	48,442	45,780	40,483
Valuation allowance for deferred tax assets	(48,442)	(45,780)	(40,483)
Net deferred tax asset including valuation allowance	$-	$-	$-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2019.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

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

*	Filed herewith

