Form 10-Q
period 2019-06-30
XBiotech Inc.
filed 2019-08-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company•	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9th, 2019, there were 41,011,485 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,921	$15,823
Prepaid expenses and other current assets	678	1,193
Total current assets	45,599	17,016
Property and equipment, net	26,276	27,329
Total assets	$71,875	$44,345

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,550	$1,653
Accrued expenses	912	1,291
Total current liabilities	2,462	2,944
Long-term liabilities:
Other liabilities	-	3
Total liabilities	2,462	2,947

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 41,003,660 and 35,899,772 shares outstanding at June 30, 2019 and December 31, 2018, respectively	319,045	279,353
Accumulated other comprehensive loss	(216)	(255)
Accumulated deficit	(249,416)	(237,700)
Total shareholders’ equity	69,413	41,398

Total liabilities and shareholders’ equity	$71,875	$44,345

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$4,693	$3,949	$9,220	$6,941
General and administrative	1,313	1,672	2,591	2,829
Total operating expenses	6,006	5,621	11,811	9,770
Loss from operations	(6,006)	(5,621)	(11,811)	(9,770)

Other income (loss):
Interest income	51	107	129	170
Other income	1	-	10	-
Foreign exchange gain (loss)	102	(393)	(44)	(376)
Total other income (loss)	154	(286)	95	(206)
Net loss	$(5,852)	$(5,907)	$(11,716)	$(9,976)
Net loss per share—basic and diluted	$(0.16)	$(0.16)	$(0.32)	$(0.28)
Shares used to compute basic and diluted net loss per share	37,519,697	35,819,772	36,752,820	35,783,738

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(5,852)	$(5,907)	$(11,716)	$(9,976)
Foreign currency translation adjustment	(99)	381	39	388
Comprehensive loss	$(5,951)	$(5,526)	$(11,677)	$(9,588)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2019	36,090	$280,664	$(117)	$(243,564)	$36,983
Net loss	-	-	-	(5,852)	(5,852)
Foreign currency translation adjustment	-	-	(99)	-	(99)
Issuance of common stock offering, net of issurance cost	4,848	37,497	-	-	37,497
Issuance of common stock under stock option plan	65	296	-	-	296
Collection of stock subscription receivable	-	102	-	-	102
Share-based compensation expense	-	486	-	-	486
Balance at June 30, 2019	41,003	319,045	(216)	(249,416)	$69,413

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2018	35,520	$277,803	$(762)	$(220,631)	$56,410
Net loss	-	-	-	(5,907)	(5,907)
Foreign currency translation adjustment	-	-	381	-	381
Share-based compensation expense	-	638	-	-	638
Balance at June 30, 2018	35,520	278,441	(381)	(226,538)	$51,522

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net loss	-	-	-	(11,716)	(11,716)
Foreign currency translation adjustment	-	-	39	-	39
Issuance of common stock offering, net of issurance cost	4,848	37,497	-	-	37,497
Issuance of common stock under stock option plan	255	837	-	-	837
Collection of stock subscription receivable	-	302	-	-	302
Share-based compensation expense	-	1,056	-	-	1,056
Balance at June 30, 2019	41,003	319,045	(216)	(249,416)	$69,413

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2017	35,439	$277,492	$(768)	$(216,562)	$60,162
Net loss	-	-	-	(9,976)	(9,976)
Foreign currency translation adjustment	-	-	387	-	387
Issuance of common stock under stock option plan	81	201	-	-	201
Share-based compensation expense	-	748	-	-	748
Balance at June 30, 2018	35,520	278,441	(381)	(226,538)	$51,522

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities
Net loss	$(11,716)	$(9,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,199	1,198
Share-based compensation expense	1,056	747
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	515	647
Accounts payable	(212)	(275)
Accrued expenses	(379)	240
Other liabilities	(3)	(7)
Net cash used in operating activities	(9,540)	(7,426)

Investing activities
Purchase of property and equipment	(37)	(82)
Net cash used in investing activities	(37)	(82)

Financing activities
Issuance of common stock, net	37,497	-
Issuance of common stock under stock option plan	837	-
Collection of subscription receivable	302	201
Net cash provided by financing activities	38,636	201
Effect of foreign exchange rate on cash and cash equivalents	39	388

Net change in cash and cash equivalents	29,098	(6,919)
Cash and cash equivalents, beginning of period	15,823	31,768
Cash and cash equivalents, end of period	$44,921	$24,849

Supplemental Information:
Accrued purchases of property and equipment	109	-

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at June 30, 2019 and December 31, 2018, the results of its operations, comprehensive loss and changes in shareholders’ equity for the three month and six month periods ended June 30, 2019 and 2018, and the cash flows for the six month periods ended June 30, 2019 and 2018.

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

Share-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$291	$162	$586	$250
General and administrative	195	475	$470	497
Total share-based compensation expense	$486	$637	$1,056	$747

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2019			2018			2019			2018
Dividend yield		-			-			-			-
Expected volatility		91%			80%		80%	-	91%	67%	-	80%
Risk-free interest rate	1.80%	-	2.35%	2.58%	-	2.90%	1.80%	-	2.64%	2.38%	-	2.90%
Expected life (in years)	5.75	-	6.25	5.38	-	10	5.75	-	10	5.38	-	10
Weighted-average grant date fair value per share		5.56			4.52			4.99			4.53

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

At June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2019 and December 31, 2018, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

3.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Manufacturing equipment	$4,213	$4,937
Winnebago building	19,676	19,945
Other fixed assets	2,387	2,447
Total property and equipment	$26,276	$27,329

4.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January through December 2018, 161 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 per share for a total of $401 thousand, of which $200 thousand was subscription receivables.

From January through June 2019, 255 thousand shares of common stock were issued upon the exercise of stock options at a price between $2.50 to $10.00 per share for a total of $939 thousand.

During June 2019, under the Common Shares Purchase Agreement with Piper Jaffray & Co., the Company sold 4.8 million shares of common stock at a price $8.25 per share for total net proceeds of $37.5 million, including the capitalized underwriter’s commission of $2.3 million and other related fees of $0.2 million.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2018	5,535,439	$2.5	-	$21.99	$7.30
Granted	693,500	4.95	-	10.00	7.18
Exercised	(256,528)	2.5	-	10	3.68
Forfeitures	(168,584)	4.14	-	15	8.03
Options outstanding at June 30, 2019	5,803,827	$2.5	-	$21.99	$7.43

As of June 30, 2019, there was approximately $4.9 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.56 years.

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

We have never been profitable and, as of June 30, 2019, we had an accumulated deficit of $249.4 million. We had net losses of $5.9 million and $11.7 million for the three months and six months ended June 30, 2019, respectively, compared to $5.9 million and $10.0 million for the three months and six months ended June 30, 2018, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of June 30, 2019, we had 59 employees.

Recent Events:

The Company has recently launched initatives to begin two randomized, double blind, placebo-controlled, multi-center phase 2 studies evaluating bermekimab subcutaneous formulation in adults with moderate to severe Hidradenitis Suppurativa (HS) and Atopic Dermatitis (AD). Dr. Alice Gottlieb will Chair the HS study, while Dr. Seth Forman will Chair the AD study. This follows the completion of two open label, multi center phase 2 dermatology studies evaluating bermekimab as a treatment for HS and AD. The Company announced positive findings from these studies, both of which were presented at the American Academy of Dermatology’s Annual Meeting in March 2019. The Company plans to enroll the first patients in each study by end of 2019. The Company also announced enrollment completion and positive interim findings for an investigator sponsored study evaluating bermekimab in patients with advanced pancreatic adenocarcinoma and cachexia. The study is being conducted and led by principal investigator Andrew Hendifar, M.D., Medical Oncology lead for the Gastrointestinal Disease Research Group and Co-Director of Pancreas Oncology at Cedars-Sinai Medical Center. Data analysis for this study and future development plans in this indication are on-going. Funding has been awarded by the Medical Research Council (MRC) which promotes research and innovation in the UK, to evaluate bermekimab therapy in a phase 2, multi-center study in advanced lung, pancreatic and ovarian cancers. The phase 2 study will be conducted at multiple cancer centers across the UK. Patients will receive eight weekly doses of bermekimab and be assessed for tumor-related wasting and other quality of life symptoms (using the EORTC QLQ-C30). The study will be led by Dr. Barry Laird, M.D., of the University of Edinburgh. In June the Company closed a public offering of its common shares and successfully raised gross proceeds of approximately $40 million for future development. Piper Jaffray acted as sole underwriter in the offering. In July the Company announced that it added renowned cardiologist and researcher, Dr. Peter Libby, to its Corporate Board of Directors.

XBiotech plans to continue the development of its clinical pipeline along with research and development efforts to enable selection of drug candidates and research projects for further development in response to their preclinical and clinical success and commercial potential.

Risks

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $44.9 million at June 30, 2019 will enable the Company to achieve some key inflection points, including clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through June 30, 2020. We have based this estimate on assumptions that may prove to be inaccurate, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2019, we have recorded total research and development expenses, including share-based compensation, of $194.9  million. Our total research and development expenses for the three months and six months ended June 30, 2019 were $4.7 million and $9.2 million, respectively, compared to $3.9 million and $6.9 million for the three months and six months ended June 30, 2018, respectively. Share-based compensation accounted for $0.3 million and $0.6 million for the three months and six months ended June 30, 2019, respectively, compared to $0.2 million and $0.3 million for the three months and six months ended June 30, 2018, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2019 were both 78%, compared to 70% and 71% for the three months and six months ended June 30, 2018, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2019 were both 80%, compared to 76% and 74% for the three months and six months ended June 30, 2018, respectively.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2019 were $1.3 million and $2.6 million, respectively, compared to $1.7 million and $2.8 million for the three months and six months ended June 30, 2018, respectively. Share-based compensation accounted for $0.2 million and $0.5 million for the three months and six months ended June 30, 2019, respectively, compared to $0.5 million and $0.5 million for the three months and six months ended June 30, 2018, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2019 were both 22%, compared to 30% and 29% for the three months and six months ended June 30, 2018, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2019 were both 20%, compared to 24% and 26% for the three months and six months ended June 30, 2018, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months and six months ended June 30, 2019 and 2018.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$1,183	$1,020	$163	16%
Laboratory and manufacturing supplies	1,344	424	920	217%
Clinical trials and sponsored research	241	586	(345)	-59%
Share-based compensation	291	162	129	80%
Other	1,634	1,757	(123)	-7%
Total	$4,693	$3,949	$744	19%

	Six Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$2,349	$2,072	$277	13%
Laboratory and manufacturing supplies	2,586	637	1,949	306%
Clinical trials and sponsored research	496	594	(98)	-16%
Share-based compensation	586	250	336	134%
Other	3,203	3,388	(185)	-5%
Total	$9,220	$6,941	$2,279	33%

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

Research and development expenses increased 19% to $4.7 million for the three months ended June 30, 2019 compared to $3.9 million for the three months ended June 30, 2018. Research and development expenses increased 33% to $9.2 million for the six months ended June 30, 2019 compared to $6.9 million for the six months ended June 30, 2018.

The three month increase in research and development expenses was mainly due to a $0.9 million increase of laboratory and manufacturing supplies, related to the clinical drug manufacturing for the clinical trial expected to be opened in the remainder of the year. Clinical trials and sponsored research expense decreased due to the completion of two clinical trials started in 2018. In addition, there was an increase in salary and related expenses and share-based compensation due to the increase of our research and development workforce from 40 to 55.

Compared to the six months ended June 30, 2018, the research and development expense increase in the six months ended June 30, 2019 was primarily caused by the increase of laboratory and manufacturing supplies for the clinical trial expected to be opened in the remainder of the year. Labor costs and share-based compensation also increased due to the growing size of the research and development workforce.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$211	$384	$(173)	-45%
Patent filing expense	170	220	(50)	-23%
Share-based compensation	195	475	(280)	-59%
Professional fees	356	136	220	162%
Other	381	457	(76)	-17%
Total	$1,313	$1,672	$(359)	-21%

	Six Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$466	$707	$(241)	-34%
Patent filing expense	369	401	(32)	-8%
Share-based compensation	470	497	(27)	-5%
Professional fees	540	343	197	57%
Other	746	881	(135)	-15%
Total	$2,591	$2,829	$(238)	-8%

General and administrative expenses decreased by 21% to $1.3 million for the three months ended June 30, 2019 compared to $1.7 million for the three months ended June 30, 2018. General and administrative expenses decreased by 8% to $2.6 million for the six months ended June 30, 2019 compared to $2.8 million for the six months ended June 30, 2018.

The three months decrease was primarily related to a $0.3 million decrease in share-based compensation due to the stock options granted to certain consultants in Q2 2018. Salaries and related expense decreased due to the $193 thousand bonus paid to the Chief Executive Officer in June 2018 .

Compared to the six months ended June 30, 2018, , the general and administrative expense decrease in the six months ended June 30, 2018 was primarily caused by the decrease of.salaries and related expense due to the $193 thousand bonus paid to the Chief Executive Officer in June 2018 .

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	51	107	129	170
Other income	1	-	10	-
Foreign exchange gain (loss)	102	(393)	(44)	(376)
Total	$154	$(286)	$95	$(206)

The interest income for the three months and six months ended June 30, 2019 and 2018 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between US dollar and Euro in the three months and six months ended June 30, 2019 compared to the three months and six months ended June 30, 2018.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2019, we have funded our operations principally through public offerings and the private placement of equity securities, which have provided aggregate cash proceeds of approximately $296.0  million. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(9,540)	$(7,426)
Investing activities	(37)	(82)
Financing activities	38,636	201
Effect of foreign exchange rate on cash and cash equivalents	39	388
Net change in cash and cash equivalents	$29,098	$(6,919)

During the six months ended June 30, 2019 and 2018, our operating activities used net cash of $9.5 million and $7.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was mainly due to the increase in laboratory and manufacturing supplies.

During the six months ended June 30, 2019 and 2018, our investing activities used net cash of $37 thousand and $82 thousand, respectively. The use of cash was for the purchase of new research and development equipment.

During the six months ended June 30, 2019 and 2018, our financing activities provided net cash proceeds of $38.6 million and $0.2 million, respectively. During the six months ended June 30, 2019, the Company sold 4.8 million shares under the Common Shares Purchase Agreement with Piper Jaffray & Co for net proceeds of approximately $37.5 million. Employees exercised stock options to purchase a total of 255 thousand shares of our common stock for approximately $0.9 million in net proceeds. In this period, the Company also collected $0.3 million of its subscription receivable balance. During the six months ended June 30, 2018, employees exercised stock options to purchase a total of 81 thousand shares of our common stock for approximately $0.2 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $44.9 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) ) consolidated statements of changes in shareholders’ equity; (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2019	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)