Form 10-Q
period 2019-09-30
XBiotech Inc.
filed 2019-11-12
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12th, 2019, there were 41,086,669 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,338	$15,823
Prepaid expenses and other current assets	573	1,193
Total current assets	40,911	17,016
Property and equipment, net	25,732	27,329
Total assets	$66,643	$44,345

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,061	$1,653
Accrued expenses	960	1,291
Total current liabilities	2,021	2,944
Long-term liabilities:
Other liabilities	-	3
Total liabilities	2,021	2,947

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 41,066,467 and 35,899,772 shares outstanding at September 30, 2019 and December 31, 2018, respectively	320,130	279,353
Accumulated other comprehensive income (loss)	58	(255)
Accumulated deficit	(255,566)	(237,700)
Total shareholders’ equity	64,622	41,398

Total liabilities and shareholders’ equity	$66,643	$44,345

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$4,533	$3,940	$13,753	$10,882
General and administrative	1,578	1,175	4,169	4,004
Total operating expenses	6,111	5,115	17,922	14,886
Loss from operations	(6,111)	(5,115)	(17,922)	(14,886)

Other income (loss):
Interest income	250	100	379	270
Other income	-	-	10	-
Foreign exchange (loss)	(289)	(36)	(333)	(411)
Total other income (loss)	(39)	64	56	(141)
Net loss	$(6,150)	$(5,051)	$(17,866)	$(15,027)
Net loss per share—basic and diluted	$(0.15)	$(0.14)	$(0.47)	$(0.42)
Shares used to compute basic and diluted net loss per share	41,019,230	35,819,772	38,190,584	35,795,881

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(6,150)	$(5,051)	$(17,866)	$(15,027)
Foreign currency translation adjustment	274	28	313	415
Comprehensive loss	$(5,876)	$(5,023)	$(17,553)	$(14,612)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Changes in Shareholders' Equity

(in thousands)

	Number of	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at June 30, 2019	41,003	319,045	(216)	(249,416)	$69,413
Net loss	-	-	-	(6,150)	(6,150)
Foreign currency translation adjustment	-	-	274	-	274
Issuance of common stock under stock option plan and other	63	288	-	-	288
Share-based compensation expense	-	797	-	-	797
Balance at September 30, 2019	41,066	320,130	58	(255,566)	$64,622

	Number of	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at June 30, 2018	35,520	278,441	(381)	(226,538)	$51,522
Net loss	-	-	-	(5,051)	(5,051)
Foreign currency translation adjustment	-	-	28	-	28
Share-based compensation expense	-	438	-	-	438
Balance at September 30, 2018	35,520	278,879	(353)	(231,589)	$46,937

	Number of	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net loss	-	-	-	(17,866)	(17,866)
Foreign currency translation adjustment	-	-	313	-	313
Issuance of common stock offering, net of issuance cost	4,848	37,487	-	-	37,487
Issuance of common stock under stock option plan	318	1,135	-	-	1,135
Collection of stock subscription receivable	-	302	-	-	302
Share-based compensation expense	-	1,853	-	-	1,853
Balance at September 30, 2019	41,066	320,130	58	(255,566)	$64,622

	Number of	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2017	35,439	$277,492	$(768)	$(216,562)	$60,162
Net loss	-	-	-	(15,027)	(15,027)
Foreign currency translation adjustment	-	-	415	-	415
Issuance of common stock under stock option plan	81	201	-	-	201
Share-based compensation expense	-	1,186	-	-	1,186
Balance at September 30, 2018	35,520	278,879	(353)	(231,589)	$46,937

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities
Net loss	$(17,866)	$(15,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,795	1,816
Share-based compensation expense	1,853	1,186
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	620	1,108
Accounts payable	(592)	(853)
Accrued expenses	(331)	360
Other liabilities	(3)	(11)
Net cash used in operating activities	(14,524)	(11,421)

Investing activities
Purchase of property and equipment	(198)	(114)
Net cash used in investing activities	(198)	(114)

Financing activities
Issuance of common stock, net	37,487	-
Issuance of common stock under stock option plan	1,135	201
Collection of subscription receivable	302	-
Net cash provided by financing activities	38,924	201
Effect of foreign exchange rate on cash and cash equivalents	313	415

Net change in cash and cash equivalents	24,515	(10,919)
Cash and cash equivalents, beginning of period	15,823	31,768
Cash and cash equivalents, end of period	$40,338	$20,849

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

2.       Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2019 and December 31, 2018, the results of its operations, comprehensive loss and changes in shareholders’ equity for the three month and nine month periods ended September 30, 2019 and 2018, and the cash flows for the nine month periods ended September 30, 2019 and 2018.

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

Share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$386	$224	$972	$474
General and administrative	$411	215	$881	$712
Total share-based compensation expense	$797	$439	$1,853	$1,186

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Nine months Ended
	September 30,						September 30,
	2019			2018			2019			2018
Dividend yield		-			-			-			-
Expected volatility	90%	-	91%	79%	-	80%	80%	-	91%	67%	-	80%
Risk-free interest rate	1.59%	-	1.89%	2.79%	-	2.99%	1.59%	-	2.64%	2.38%	-	2.99%
Expected life (in years)	5.38	-	6.25	6	-	6.25	5.38	-	10	5.38	-	10
Weighted-average grant date fair value per share		5.66			3.77			5.14			4.45

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

At September 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2019 and December 31, 2018, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2019.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The effective date of the new guidance is for the Company’s first quarter of fiscal year 2019. The FASB has approved an optional, alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard effective January 1, 2019, using the alternative method. The Company does not have a cumulative adjustment impacting retained earnings. Adoption of the lease standard did not have a material impact on the Company’s consolidated financial statements.

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

3.       Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Manufacturing equipment	$3,838	$4,937
Winnebago building	19,541	19,945
Other fixed assets	2,353	2,447
Total property and equipment	$25,732	$27,329

4.      Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January through December 2018, 161 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.50 per share for a total of $401 thousand, of which $200 thousand was subscription receivables received in the first quarter of 2019.

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

From July through September 2019, 63 thousand shares of common stock were issued upon the exercise of stock options at a price of $3.90 to $5.01 per share for total proceeds of $0.3 million.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2018	5,535,439	$2.50	-	$21.99	$7.30
Granted	832,500	5.15	-	9.84	5.98
Exercised	(328,210)	2.50	-	10	3.97
Forfeitures	(225,959)	2.50	-	16.50	7.81
Options outstanding at September 30, 2019	5,813,770	$2.50	-	$21.99	$7.45

As of September 30, 2019, there was approximately $4.7 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.02 years.

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

We have never been profitable and, as of September 30, 2019, we had an accumulated deficit of $255.6 million. We had net losses of $6.2 million and $17.9 million for the three months and nine months ended September 30, 2019, respectively, compared to $5.1 million and $15.0 million for the three months and nine months ended September 30, 2018, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so. As of September 30, 2019, we had 58 employees.

Recent Events:

The Company launched a randomized, double blind, placebo-controlled, multi-center phase 2 studies evaluating bermekimab subcutaneous formulation in adults with moderate to severe Hidradenitis Suppurativa (HS). The study, chaired by reknown dermatologist Dr. Alice Gottlieb, will involve150 patients into three arms: two bermekimab dosing regimens versus a placebo arm over sixteen (16) weeks of therapy. The study’s primary endpoint is the percentage of subjects achieving Hidradenitis Suppurativa Clinical Response (HiSCR) at week 12. Multiple secondary efficacy endpoints will be assessed after 12 and 16 weeks of therapy (for more information on this study please visit www.clinicaltrials.gov). This will be the third study undertaken by the Company in this indication. Results from an earlier, smaller randomized study are published in the Journal of Investigative Dermatology. This study met its primary endpoint, demonstrating significant improvement of HiSCR in patients treated with bermekimab compared to control after 12 weeks of therapy (response rate of 60% vs 10%, respectively (p=0.035)).

The Company also launched a randomized, double blind, placebo-controlled, multi-center phase 2 studies evaluating bermekimab subcutaneous formulation in adults with moderate to severe and Atopic Dermatitis (AD). The study, chaired by Dr. Seth Forman, is expected to have its first patient enrolled around the time of release of this filing and will involve 90 patients into three arms: two bermekimab dosing regimens versus a placebo arm over sixteen (16) weeks of therapy. In October, the Company presented results of an ealier open-label study with bermekimab in atopic dermatitis at the European Academy of Dermatology and Venereology (EADV) Congress, a leading annual dermatology conference. A highlight of the presented data was the observation that after only 8 weeks of bermekimab therapy, three-fourths of patients achieved 75% improvement in their Eczema Area and Severity Index (EASI 75) scores, which is a key assessment of response to therapy in AD. The current standard of care and the only approved biological therapy for AD involves a 16 week treatment regimen, and their clinical trials have shown to result in 44-51% of patients achieving 75% improvement in EASI score. In addition, Dr. Gottlieb presented signficant reduction in itch, with 75% of patients achieving clinically significant improvement in 8 weeks.

The Company also announced enrollment of the first patient in a phase 2, randomized double-blind, placebo-controlled clinical study evaluating bermekimab therapy in adults with systemic sclerosis (SSc), otherwise known as scleroderma. The primary endpoint of the study will be measured at 12 weeks, and will assess SSc disease severity using a combination of rheumatological, clinical, and physiological measures. This is the first study for bermekimab in rheumatology, which the Company believes has the potential to be a very important area of medicine for bermekimab therapy. The ongoing study will randomize patients 1:1 to receive either weekly subcutaneous injections of bermekimab or placebo. The study will also include an open label weekly bermekimab treatment regimen during weeks 13-24, where patients will continue to be evaluated using the same endpoints.

The Company reported that it strengthened its already considerable IP position during the quarter, including granting of important broad Canadian patents for bermkimab in the treatment of dermatological pathologies. In September the Company announced the Canadian Patent Office granted XBiotech Patent Number 56003542-6CA, covering the use of bermekimab in the treatment of inflammatory skin diseases. The patent describes studies showing that antibodies which specifically neutralize the activity of interleukin-1alpha (IL-1α), such as bermekimab, reduce skin inflammation and treat inflammatory skin diseases.

XBiotech plans to continue the development of its clinical pipeline along with research and development efforts to enable selection of drug candidates and research projects for further development in response to their preclinical and clinical success and commercial potential.

Risks

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned clinical trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $40.3 million at September 30, 2019 will enable the Company to achieve some key inflection points, including clinical studies in certain indication(s), as well as on-going R&D efforts for the Company’s pre-clinical pipeline. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through September 30, 2020. We have based this estimate on assumptions that may prove to be inaccurate, and we could utilize our available capital resources sooner than we currently expect.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2019, we have recorded total research and development expenses, including share-based compensation, of $199.4  million. Our total research and development expenses for the three months and nine months ended September 30, 2019 were $4.5 million and $13.8 million, respectively, compared to $3.9 million and $10.9 million for the three months and nine months ended September 30, 2018, respectively. Share-based compensation accounted for $0.4 million and $1.0 million for the three months and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.5 million for the three months and nine months ended September 30, 2018, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2019 were 74% and 77% compared to 77% and 73% for the three months and nine months ended September 30, 2018, respectively. The percentages, excluding share-based compensation, for the three months and nine months ended September 30, 2019 were 78% and 79%, compared to 79% and 76% for the three months and nine months ended September 30, 2018, respectively.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2019 were $1.6 million and $4.2 million, respectively, compared to $1.2 million and $4.0 million for the three months and nine months ended September 30, 2018, respectively. Share-based compensation accounted for $0.4 million and $0.9 million for the three months and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.7 million for the three months and nine months ended September 30, 2018, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2019 were 26% and 23%, compared to 23% and 27% for the three months and nine months ended September 30, 2018, respectively. The percentages, excluding share-based compensation, for the three months and nine months ended September 30, 2019 were 22% and 20%, compared to 21% and 24% for the three months and nine months ended September 30, 2018, respectively.

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

Results of Operations

Revenue

We did not record any revenue during the three months and nine months ended September 30, 2019 and 2018.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$1,291	$1,017	$274	27%
Laboratory and manufacturing supplies	1,048	528	520	98%
Clinical trials and sponsored research	355	447	(92)	-21%
Share-based compensation	386	224	162	72%
Other	1,453	1,724	(272)	-16%
Total	$4,533	$3,940	$592	15%

	Nine Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$3,640	$3,088	$552	18%
Laboratory and manufacturing supplies	3,634	1,165	2,469	212%
Clinical trials and sponsored research	852	1,041	(189)	-18%
Share-based compensation	972	474	498	105%
Other	4,655	5,114	(459)	-9%
Total	$13,753	$10,882	$2,871	26%

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

Research and development expenses increased 15% to $4.5 million for the three months ended September 30, 2019 compared to $3.9 million for the three months ended September 30, 2018. Research and development expenses increased 26% to $13.8 million for the nine months ended September 30, 2019 compared to $10.9 million for the nine months ended September 30, 2018.

The three month increase in research and development expenses was mainly due to a $0.5 million increase of laboratory and manufacturing supplies, related to the clinical drug manufacturing for the clinical trial opened in the third quarter of the year. Clinical trials and sponsored research expense decreased due to the completion of two clinical trials started in 2018 and the newly opened clinical trial hasn’t fully executed. In addition, there was an increase in salary and related expenses and share-based compensation due to the increase of our research and development workforce from 44 to 53. Also, the increase was offset by the $0.3 million decrease in facility expense in other fees, because of the full termination of the lease associated with the office building on Riverside in Austin Texas.

Compared to the nine months ended September 30, 2018, the research and development expense increase in the nine months ended September 30, 2019 was primarily caused by the increase of laboratory and manufacturing supplies for the clinical trial opened in the third quarter of the year. Labor costs and share-based compensation also increased due to the growing size of the research and development workforce.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$397	$191	$206	108%
Patent filing expense	173	208	(35)	-17%
Share-based compensation	411	215	196	91%
Professional fees	221	210	11	5%
Other	376	351	25	7%
Total	$1,578	$1,175	$403	34%

	Nine Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$862	$899	$(37)	-4%
Patent filing expense	542	609	(67)	-11%
Share-based compensation	881	712	169	24%
Professional fees	761	553	208	38%
Other	1,123	1,231	(108)	-9%
Total	$4,169	$4,004	$165	4%

General and administrative expenses increased 34% to $1.6 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018. General and administrative expenses increased 4% to $4.2 million for the nine months ended September 30, 2019 compared to $4.0 million for the nine months ended September 30, 2018.

The three months increase was primarily related to a $0.2 million increased in salaries and related expense due to the $228 thousand bonus paid to the Chief Executive Officer in July 2019. Share-based compensation increased due to the 300 thousand stock options granted to the Chief Executive Officer in 2019 compared to 200 thousand in 2018.

Compared to the nine months ended September 30, 2018, , the general and administrative expense slightly increased in the nine months ended September 30, 2019 was primarily caused by the increase in professional fees due to services for underwriter agreement in Q2. Share-based compensation increased due to the stock options granted to the Chief Executive Officer and employees.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	250	100	379	270
Other income	-	-	10	-
Foreign exchange (loss)	(289)	(36)	(333)	(411)
Total	$(39)	$64	$56	$(141)

The interest income for the three months and nine months ended September 30, 2019 and 2018 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange loss was mainly due to the fluctuation between US dollar and Euro in the three months and nine months ended September 30, 2019 compared to the three months and nine months ended September 30, 2018.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2019, we have funded our operations principally through public offerings and the private placement of equity securities, which have provided aggregate cash proceeds of approximately $296.3  million. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(14,524)	$(11,421)
Investing activities	(198)	(114)
Financing activities	38,924	201
Effect of foreign exchange rate on cash and cash equivalents	313	415
Net change in cash and cash equivalents	$24,515	$(10,919)

During the nine months ended September 30, 2019 and 2018, our operating activities used net cash of $14.5 million and $11.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was mainly due to the increase in laboratory and manufacturing supplies.

During the nine months ended September 30, 2019 and 2018, our investing activities used net cash of $198 thousand and $114 thousand, respectively. The use of cash was for the purchase of new research and development equipment.

During the nine months ended September 30, 2019 and 2018, our financing activities provided net cash proceeds of $38.9 million and $0.2 million, respectively. During the nine months ended September 30, 2019, the Company sold 4.8 million shares under the Common Shares Purchase Agreement with Piper Jaffray & Co for net proceeds of approximately $37.5 million. Employees exercised stock options to purchase a total of 318 thousand shares of our common stock for approximately $1.2 million in net proceeds. In this period, the Company also collected $0.3 million of its subscription receivable balance. During the nine months ended September 30, 2018, employees exercised stock options to purchase a total of 81 thousand shares of our common stock for approximately $0.2 million in net proceeds.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized, or other potential business development transaction.. As of September 30, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $40.3 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) ) consolidated statements of changes in shareholders’ equity; (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2019	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)