Form 10-Q
period 2020-03-31
XBiotech Inc.
filed 2020-05-11
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2020, there were 28,852,927 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2020

SIGNATURES

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “expects,” “plans,” “contemplate,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “intend” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these identifying words. Forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. These forward-looking statements include, but are not limited to statements about:

•	potential impacts due to the coronavirus pandemic such as delays, interruptions or other adverse effects to clinical trials, delays in manufacturing and supply chain interruptions, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations;

•	our ability to obtain regulatory approval to market and sell our product candidates in the United States, Europe and elsewhere;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials for our product candidates;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to successfully commercialize the sale of our product candidates in the United States, Europe and elsewhere;

•	our ability to recruit sufficient numbers of patients for our future clinical trials for our pharmaceutical products;

•	our ability to meet our drug manufacturing and clinical trial management obligations under our contractual arrangements with Janssen;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	our ability to identify additional new products using our True Human™ antibody discovery platform;

•	the implementation of our business model and strategic plans;

•	our ability to develop and commercialize product candidates for orphan and niche indications independently;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our future products, if any;

•	the timing of and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and regional or global economic impacts caused by public health threats, such as the outbreak of coronavirus or other infectious diseases;

•	our belief in the sufficiency of our cash flows to meet our needs for at least the next 12 to 24 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance and projected expenditures;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing.

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2019 filed with the SEC on March 16, 2020, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,540	$714,594
Accounts receivable	9,681	-
Deferred cost of goods sold	1,703	-
Income tax receivable	3,793	-
Prepaid expenses and other current assets	1,179	1,669
Total current assets	257,896	716,263
Property and equipment, net	25,034	25,171
Escrow receivable	75,000	75,000
Deferred tax asset	443	443
Total assets	$358,373	$816,877

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,649	$2,149
Accrued expenses	1,371	4,180
Contract Liabilities	-	4,500
Deferred revenue	1,500	-
Income taxes payable	1,715	49,361
Total current liabilities	10,235	60,190
Long-term liabilities:
Deferred rent	-	-
Income tax payable - non-current	1,056	1,056
Total liabilities	11,291	61,246

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 28,852,927 and 41,519,633 shares outstanding at March 31, 2020 and December 31, 2019, respectively	242,942	324,808
Accumulated other comprehensive loss	(16)	(106)
Retained earnings	104,156	430,929
Total shareholders’ equity	347,082	755,631

Total liabilities and shareholders’ equity	$358,373	$816,877

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Month Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$3,000	$-
Clinical trial service revenue	9,681	-
Total revenue	12,681	-
Cost of goods sold
Manufacturing cost	2,166	-
Clinical trial cost	7,508	-
Total cost of goods sold	9,674	-
Gross margin	3,007	-

Operating expenses:
Research and development	1,155	4,527
General and administrative	4,023	1,278
Total operating expenses	5,178	5,805
Loss from operations	(2,171)	(5,805)

Other income (loss):
Interest income	1,898	78
Other income	-	9
Foreign exchange loss	(93)	(146)
Total other income (loss)	1,805	(59)
Loss before income taxes	(366)	(5,864)
Provision for income taxes	(352)	-
Net loss	$(14)	$(5,864)
Net loss per share—basic and diluted	$(0.00)	$(0.16)
Shares used to compute basic net loss per share	36,169,493	35,977,422

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)

Net loss	$(14)	$(5,864)
Foreign currency translation adjustment	90	138
Comprehensive loss	$(76)	$(5,726)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumula-ted Other Compre-hensive Income (Loss)	Accumulated Deficit (Equity)	Total
Balance at December 31, 2019	41,519	324,808	(106)	430,929	$755,631
Net loss	-	-	-	(14)	(14)
Tender offer buyback	(14,000)	(93,240)	-	(326,760)	(420,000)
Foreign currency translation adjustment	-	-	90	-	90
Issuance of common stock under stock option plan	1,334	7,918	-	-	7,918
Share-based compensation expense	-	3,456	-	-	3,456
Balance at March 31, 2020	28,853	$242,942	$(16)	$104,155	$347,082

	Number of Shares	Common Stock Amount	Accumula-ted Other Compre-hensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net loss	-	-	-	(5,864)	(5,864)
Foreign currency translation adjustment	-	-	138	-	138
Issuance of common stock under stock option plan	190	643	-	-	643
Stock subscription receivable	-	(102)	-	-	(102)
Collection of stock subscription receivable	-	200	-	-	200
Share-based compensation expense	-	570	-	-	570
Balance at March 31, 2019	36,090	$280,664	$(117)	$(243,564)	$36,983

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities
Net loss	$(14)	$(5,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	558	602
Share-based compensation expense	3,456	570
Account receivable	(9,681)	-
Deferred cost of goods sold	(1,703)	-
Income tax receivable	(3,793)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	489	230
Accounts payable	3,470	99
Accrued expenses	(2,815)	(311)
Deferred revenue	(3,000)	-
Deferred rent	-	(3)
Tax payable	(47,640)	-
Net cash used in operating activities	(60,673)	(4,677)

Investing activities
Purchase of property and equipment	(389)	(6)
Net cash used in investing activities	(389)	(6)

Financing activities
Share repurchases of common stock and warrants, net	(420,000)	541
Issuance of common stock under stock option plan	7,918	200
Net cash provided by (used in) financing activities	(412,082)	741
Effect of foreign exchange rate on cash and cash equivalents	90	138

Net change in cash and cash equivalents	(473,054)	(3,804)
Cash and cash equivalents, beginning of period	714,594	15,823
Cash and cash equivalents, end of period	$241,540	$12,019

Supplemental Information:
Accrued purchases of property and equipment	32	109
Subscription receivable	-	102

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. All of these risks are likely to be exacerbated by the outbreak of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) and its ongoing impact, which has disrupted our business operations and will continue to do so. We cannot determine at this time the length or severity of these disruptions. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. On December 30, 2020, the Company entered into a clinical manufacturing agreement and a clinical trial service agreement with Janssen Biotech Inc. The Company believes that its cash and cash equivalents of $241.5 million at March 31, 2020, as well as revenue generated from the Janssen contracts will enable the Company to achieve several major inflection points, including potential new clinical studies with our lead product candidate. We expect to have sufficient cash through one year from the report issuance date.

2.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at March 31, 2020 and December 31, 2019, the results of its operations and comprehensive loss for the three month periods ended March 31, 2020 and 2019, and the cash flows for the three month periods ended March 31, 2020 and 2019.

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

Revenue

Revenue from Janssen Agreements

The Company recognizes revenues from its Janssen Agreements as follows.

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. While these agreements are not considered contracts with a customer based on the terms thereof, we are applying the revenue recognition guidance by analogy.

XBiotech is still in the research and development phase; however, the eventual output of the Company’s intended ordinary activities will be the licensing of intellectual property and/or sale of commercialized compounds for use in pharmaceutical treatment of disease, not the performance of manufacturing of development stage compounds or clinical trials for others. Although Janssen is not a customer, as these services are not the output of XBiotech’s ordinary activities, the Company evaluated the terms of the agreements and has analogized to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) for clinical manufacturing and clinical trial services revenue recognition.

Under ASC 606, an entity recognizes revenue when (or as) its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 (or for those analogized to it), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts (including by analogy) when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the counterparty. At contract inception, once the contract is determined to be within the scope of or analogized to ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Manufacturing Revenue

We have a Clinical Manufacturing Agreement that we account for by analogy to ASC 606, under which we agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, paid in advance, for up to two years, though Janssen may terminate the contract for any reason with 60-days’ notice. Quantities are estimated for the two-year period, but are only binding on the Company and Janssen for the next four months of each period, other than by the 60-day notice termination. If, during any calendar quarter, the Company fails to deliver all of the Clinical Products ordered by Janssen, subject to our agreed upon capacity, the next quarter’s fee is reduced proportionately for the shortfall volume. Negative adjustments may also occur for delivered Clinical Products that do not meet quality specifications, though we expect to meet these standards.

We received payment of $4.5 million from Janssen based on billing schedules established in the contract on December 30, 2019 for manufacturing in the first quarter of 2020. Due to the coronavirus pandemic, the Company failed to fully complete the manufacture of drugs specified for the March purchase order due to supply disruptions for the syringes used to hold the manufactured compound. In addition, due to the pandemic, Janssen requested that we delay shipment of volumes for which we had completed manufacturing. We recognized revenue for those volumes held at Janssen’s request, as they are segregated for future delivery. $1.5 million has been recorded as deferred revenue to a future period for the volumes that were not completed due to the syringe shortage until they are completed and delivered. We received the syringe shipment in April, and currently anticipate fulfilling all production volumes and returning to normal manufacturing capabilities by the third quarter of 2020; however, due to the uncertainty associated with the pandemic and related mitigation efforts, it is possible this assessment could change in future periods.

Clinical Trial Service Revenue

On December 30, 2019, we entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. The arrangement may continue as long as the clinical trials are ongoing; however, Janssen may terminate the contract at any time with thirty days’ notice.

We have determined that XBiotech is a principal with regard to the single performance obligation for the series of clinical trial services. In consideration for all of the services to be provided, for each calendar quarter during the term of the Transition Services Agreement, Janssen pays the Company for all third party costs incurred (such as for third party clinical trial site costs) plus a markup of 30%, which we recognize on a gross basis as the principal in the arrangement with Janssen. Those amounts relate directly to the Company’s efforts to provide clinical trial services in the respective month, and are allocated to that month’s services. As at March 31, 2020, the Company has recorded $7.5 million Pass-Through Costs and $9.7 million gross Clinical Trial Service Revenue.

Our clinical trial services were unaffected by the coronavirus pandemic during the first quarter of 2020. However, the timelines for future clinical trial services could be extended in the future as a result of the pandemic, which could delay or otherwise adversely affect our revenue. Because our fees are directly related to third party costs of our vendors, our clinical trial service revenues in future periods are likely to be affected by our vendors’ ability to operate and the activities of trial candidates due to the effects of the pandemic and mitigating activities. Our first quarter results may not be indicative of future revenues or costs associated with these clinical trials.

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

Share-based compensation expense recognized for the three months ended March 31, 2020 and 2019 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended
	March 31,
	2020	2019
Research and development	$533	$295
General and administrative	2,144	275
Total share-based compensation expense	779	-
Research and development	$3,456	$570

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2020			2019
Dividend yield		-			-
Expected volatility	88%	-	91%	80%	-	82%
Risk-free interest rate	0.5%	-	1.87%	2.46%	-	2.64%
Expected life (in years)	6.25	-	10	5.75	-	10
Weighted-average grant date fair value per share		$12.08			$3.92

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

Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, accounts payable, and certain accrued liabilities. These financial instruments are held at cost, which generally approximates fair value due to their short-term nature.

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

At March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2020 and December 31, 2019, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2020.

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

The Company makes estimates and judgments in determining the need for a valuation allowance, including the estimation of its taxable income or loss for the quarter ended March 31, 2020. Realization of deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, the Company offsets certain deferred tax assets with a valuation allowance. The Company may in the future determine that certain deferred tax assets are more-likely-than-not be realized, in which case the Company will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its statement of operations in that period.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 201801, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 201811, Targeted Improvements. Topic 842, as amended (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The effective date of the new guidance is for the Company’s first quarter of fiscal year 2019. The FASB has approved an optional, alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard effective January 1, 2019, using the alternative method. The Company did not have a cumulative adjustment impacting retained earnings. Adoption of the lease standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard will become effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 during the quarter ended March 31, 2020. The adoption of ASU 2019-12 resulted in no material impact to the Company's financial statements.

3.	Revenue

We received payment of $4.5 million from Janssen based on billing schedules established in the contract on December 30, 2019 for manufacturing in the first quarter of 2020. Due to the coronavirus pandemic, the Company failed to fully complete the manufacture of drugs specified for the March purchase order due to supply disruptions for the syringes used to hold the manufactured compound. In addition, due to the pandemic, Janssen requested that we delay shipment of volumes for which we had completed manufacturing. We recognized revenue for those volumes held at Janssen’s request, as they are segregated for future delivery. $1.5 million has been recorded as deferred revenue to a future period for the volumes that were not completed due to the syringe shortage until they are completed and delivered. We received the syringe shipment in April, and currently anticipate fulfilling all production volumes and returning to normal manufacturing capabilities by the third quarter of 2020; however, due to the uncertainty associated with the pandemic and related mitigation efforts, it is possible this assessment could change in future periods.

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, plus a markup of 30%. At March 31, 2020, the Company has recorded $7 million of gross revenue under this arrangement with the corresponding expense to clinical services cost of goods sold.

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Manufacturing equipment	$3,420	$3,492
Winnebago building	19,275	19,406
Other fixed assets	2,339	2,273
Total property and equipment	$25,034	$25,171

5.	Common Stock

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

On January 4, 2020, XBiotech announced that it had commenced a “modified Dutch auction” tender offer to purchase up to $420,000,000 of its common shares, or such lesser number of common shares as are properly tendered and not properly withdrawn, at a price not less than $30.00 nor greater than $33.00 per common share, to the seller in cash.  The tender offer expired on February 12, 2020.

On February 19, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 14,000,000 shares of its common stock, $0.01 par value per share, at a price of $30 per share, for an aggregate cost of approximately $420 million, excluding fees and expenses related to the tender offer. These shares represented approximately 32.67 percent of the shares outstanding. $6.66 per share or total of $93.24 million of these share repurchases have been classified to reduce common stock and $23.34 per share or total of $326.76 million of these share repurchases have been classified to reduce retained earnings in the accompanying consolidated balance sheet as of March 31, 2020.

From January through March 2020, 1.3 million shares of common stock were issued upon the exercise of stock options at a price of $2.94 to $19.09 per share for total proceeds of $7.9 million.

6.	Common Stock Options

On November 11, 2005 and April 1, 2015, the board of directors of the Company adopted stock option plans (“the Plans”) pursuant to which the Company may grant incentive stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

All options are non-transferable and may be exercised only by the participant, or in the event of the death of the participant, a legal representative until the earlier of the options’ expiry date or the first anniversary of the participant’s death, or such other date as may be specified by the Compensation Committee.

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

The number of common shares reserved for issuance to any one person pursuant to the Plan adopted in 2005 may not, in aggregate, exceed 5% of the total number of outstanding common shares. The exercise price per common share under each option is the fair market value of such shares at the time of the grant. Upon stock option exercise, the Company issues new shares of common stock.

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2019	6,965,730	$2.71	-	$21.99	6.09
Granted	50,500	8.89	-	21.8	15.40
Exercised	(1,333,294)	2.94	-	19.09	5.94
Forfeitures	(12,167)	4.95	-	10.36	8.13
Options outstanding at March 31, 2020	5,670,769	$2.71	-	$21.99	6.17

As of March 31, 2020, there was approximately $13.6 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.66 years.

7.	Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for the quarter ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(14)	$(5,864)
Weighted-average number of common shares—basic and diluted	36,169,493	35,977,422
Net loss per share—basic and diluted	$(0.00)	$(0.16)

8.	Income Taxes

The Company did not record a tax provision during the three months ended March 31, 2019 due to the Company having no revenues or income prior to December 2019. During the three months ended March 31, 2020, the Company recorded an income tax benefit of $352 thousand. The forecasted 2020 annual effective tax rate of 12.5% has been applied to net income before income taxes for the three months ended March 31, 2020. Further adjustments have been made for the tax effect of discrete tax benefits of stock compensation realized during the current period, resulting in a 96.4% effective tax rate for the three months ended March 31, 2020.

The difference in the 27% Canadian statutory tax rate and the annual forecasted effective tax rate is primarily a result of the jurisdictional mix of earnings and losses, valuation allowances, and permanently disallowed stock compensation expenses. The Company maintains a valuation allowance against all deferred tax assets in Switzerland, Germany and Japan and certain deferred tax assets in the US and Canada in the current and forecasted annual periods that we concluded are not more-likely-than-not to be realizable.

9.	Subsequent Events

The ongoing COVID-19 pandemic is disrupting our business operations, which we expect to continue throughout the remainder of 2020 and possibly beyond. We have experienced actual disruption to our supply chain regarding our ability to obtain syringes, and we have experienced or may experience difficulty obtaining masks, gloves and stoppers for vials, all of which are required in our manufacturing and/or clinical and drug discovery operations. Disruptions to clinical activities have already impacted our contractual arrangements with Janssen, causing Janssen to reduce its drug manufacturing orders under the clinical manufacturing agreement. Although we concluded that COVID-19 did not result in material adverse impacts on the Company’s results of operations and financial position at March 31, 2020, if supply disruptions and purchase reductions continue, our clinical manufacturing revenue will be, and our clinical trial service revenue could be, adversely impacted. In addition, stay-at-home orders and social distancing restrictions imposed by national, state and local governments have required adjustments to staffing levels and may impact the willingness of employees to work in laboratory, manufacturing and clinical settings, even after these orders and restrictions are relaxed or allowed to expire. Ongoing restrictions and other disruptions related to COVID-19 could delay our efforts to identify, manufacture, enter into clinical studies, seek regulatory approvals or otherwise commercialize any product candidates.

On April 3, 2020, the Company announced the collaboration with BioBridge Global to participate in a U.S. Food and Drug Administration (FDA) investigational program for U.S. blood centers to begin collecting and distributing convalescent plasma from individuals who have recovered from COVID-19. The Company intends to use the blood samples to develop a candidate True Human™ antibody therapy for the disease.

On April 14, 2020, the Company announced that a novel antibody it has discovered that neutralizes interleukin-1 alpha (IL-1⍺) has now been advanced as a product candidate for clinical and commercial development. With the discovery, the Company is on schedule to reenter the clinic trials with a new anti-IL-1⍺ therapy in 2021.

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

After the Janssen Transaction in December 2019, as of March 31, 2020, we had retained earnings of $243.6 million. We had net losses of $0.3 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively. During the next two years, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. However, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company, particularly following the end of the 2019 fiscal year when we lost our status as an emerging growth company and be required to comply with additional obligations from which we are currently exempt, including the auditor attestation requirement for internal controls. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of March 31, 2020, we had 63 employees.

Impact of COVID-19 Pandemic

During the first quarter of 2020, we were subject to challenging social and economic conditions created as a result of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”). The resulting impact of the COVID-19 outbreak has created various impacts to our operations as a result of taking necessary precautions for essential personnel to operate safely both in person as well as remotely, disruptions in our supply chain and delays requested by Janssen in shipping drug product under our clinical manufacturing agreement.

We are currently operating our facilities at less than normal levels. Our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020; however, this may not continue to be the case in future quarters . In addition to the delays we have already experienced in shipping drug product, it is possible that the COVID-19 pandemic and response efforts may adversely impact our future ability to manufacture clinical drugs for Janssen, which could have a material adverse impact on our results of operations or financial position during the remainder of 2020. In addition, having a significant number of employees working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

While we are currently continuing the clinical trials under the transition services agreement with Janssen, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of the clinical trials, which could delay or otherwise adversely affect our revenue and adversely impact our financial position. To help mitigate the impact to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions.

We currently anticipate fulfilling all production volumes and returning to normal manufacturing capabilities under the clinical manufacturing agreement by the third quarter of 2020; however, due to the uncertainty associated with the pandemic and related mitigation efforts, it is possible this assessment could change in future periods as our manufacturing capabilities and Janssen’s purchase orders may continue to be negatively impacted.

On April 3, 2020, the Company announced the collaboration with BioBridge Global to participate in a U.S. Food and Drug Administration (FDA) investigational program for U.S. blood centers to begin collecting and distributing convalescent plasma from individuals who have recovered from COVID-19. The Company intends to use the blood samples to develop a candidate True Human™ antibody therapy for the disease.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under this clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. As of March 31, 2020, we have recorded $3 million as manufacturing revenue.

In addition, we entered into a transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of the transition services agreement, Janssen shall pay the Company a fee for such quarter equal to all Pass-Through Costs incurred by the Company during such calendar quarter, plus a markup of 30%. As at March 31, 2020, the Company has recorded more than $7 million Pass-Through Costs and $9.7 million gross Clinical Trial Service Revenue.

Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future. On April 14, 2020, the Company announced that a novel antibody it has discovered that neutralizes interleukin-1 alpha (IL-1⍺) has now been advanced as a product candidate for clinical and commercial development. With the discovery, the Company is on schedule to reenter the clinic with a new anti-IL-1⍺ therapy in 2021. However, we are not able to estimate at this time the potential impact of the COVID-19 pandemic on our estimated timelines. It is possible that measures implemented to date or that may be implemented or re-implemented in the future by governmental authorities and/or our business partners in response to the pandemic may extend the timelines related to our development, clinical and commercial activities, which delays may be material and may adversely affect our revenues for future quarters , the current fiscal year or beyond.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2020, we have recorded total research and development expenses, including share-based compensation, of $211.0 million. Our total research and development expenses for the three months ended March 31, 2020 and 2019 were $1.2 million and $4.5 million, respectively. Share-based compensation accounted for $533 thousand and $295 thousand for the three months ended March 31, 2020 and 2019, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2020 and 2019 were 22% and 78%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2020 and 2019, were 25% and 81%, respectively.

The clinical development costs may further increase going forward with potentially more advanced studies in the future as we evaluate our clinical data and pipeline.

Based on the results of our preclinical studies, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur. In addition, our ability to conduct research and other laboratory activities, to engage in clinical studies and to pursue regulatory approvals may be delayed or otherwise adversely impacted by measures implemented by governmental authorities and/or our business partners in response to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2020 and 2019 were $4.0 million and $1.3 million, respectively. Share-based compensation accounted for $2.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2020 and 2019 were 78% and 22%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2020 and 2019, were 75% and 19%, respectively.

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

Our significant accounting policies are more fully described in the notes to our financial statements appearing in this Quarterly Report on Form 10-Q.

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

Results of Operations

Revenue

Revenue during the three months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Manufacturing revenue	$3,000	$-
Clinical Trial revenue	9,681	-
Total revenue	$12,681	$-

We had not generated any revenue before the year 2020. Under the clinical manufacturing agreement with Janssen, as of March 31, 2020, we have recorded $3 million as manufacturing revenue for January and February, 2020. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $7.5 million pass-through expense for two ongoing trials and $2.2 million mark-up revenue. Our first quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold
Manufacturing cost	$2,166	$-
Clinical trial cost	7,507	-
Total cost of goods sold	$9,673	$-

We had not incurred any cost of goods sold before the year 2020. The manufacturing cost was period expense for manufacture, quality assurance and quality control department for January and February, 2020 . Clinical trial cost was the pass-through expense for two ongoing trials and other clinical trial department expense for the three months ended March 31, 2020. Our first quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$321	$1,166	$(845)	-72%
Laboratory and manufacturing supplies	124	1,242	(1,118)	-90%
Clinical trials and sponsored research	-	256	(256)	-100%
Stock-based compensation	533	295	238	81%
Other	177	1,568	(1,391)	-89%
Total	$1,155	$4,527	$(3,372)	-74%

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

Research and development expenses decreased $3.4 million to $1.2 million for the three months ended March 31, 2020, compared to $4.5 million for the three months ended March 31, 2019. The decrease was mainly due to reclassification of expense. Manufacturing department expenses were reclassed to cost of goods sold as a result of the clinical manufacturing agreement we entered into as part of the Janssen Transaction. Also, we didn’t generate clinical trial expense for the three months ended March 31, 2020, because all such expenses incurred were pursuant to the transition services agreement entered into as part of the Janssen Transaction. As a result, clinical trial department expenses were reclassed to cost of goods sold. Our first quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic. The stock-based compensation increased due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$258	$254	$4	2%
Patent filing expense	139	199	(60)	-30%
Stock-based compensation	2,144	275	1,869	680%
Professional fees	938	184	754	410%
Other	544	366	178	49%
Total	$4,023	$1,278	$2,745	215%

General and administrative expense increased $2.7 million to $4.0 million for the three months ended March 31, 2020, compared to $1.3 million for the three months ended March 31, 2019. The increase was primarily related to stock–based compensation expenses of $2.1 million, due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019. Also, professional fees increased $0.7 million mainly due to professional and legal fees related to the tender offer completed in February 2020.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$1,898	$78
Other income	-	9
Foreign exchange gain (loss)	(93)	(146)
Total	$1,805	$(59)

The interest income for the three months ended March 31, 2020 and 2019 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between the US dollar and the Euro in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments. In addition, the duration and extent of measures that have been or may in the future be adopted by XBiotech or our business partners, or imposed by governmental authorities, in response to the COVID-19 pandemic may require the use of additional cash resources and adversely impact our liquidity. We are currently unable to estimate the severity or duration of these potential impacts to our liquidity and capital resources.

Since our inception on March 22, 2005 through March, 2020, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $307.4  million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. We will receive $75 million cash from the same transaction in 2021. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2020	2019
Operating activities	$(60,673)	$(4,677)
Investing activities	(389)	(6)
Financing activities	(412,082)	741
Effect of foreign exchange rate on cash and cash equivalents	90	138
Net change in cash and cash equivalents	$(473,054)	$(3,804)

During the three months ended March 31, 2020 and 2019, our operating activities used net cash of $60.7 million and $4.7 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was mainly due to the $51.1 million income tax payment for 2019.

During the three months ended March 31, 2020 and 2019, our investing activities used net cash of $389 thousand and $6 thousand, respectively. The use of cash was for the purchase of new research and development equipment.

During the three months ended March 31, 2020 and 2019, our financing activities used net cash of $412.1 million and provided net cash proceeds of $0.7 million, respectively. During the three months ended March 31, 2020, employees exercised stock options to purchase a total of 1.3 million shares of our common stock for approximately $7.9 million in net proceeds. On February 19, 2020, we used approximately $420 million to purchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020.  During the three months ended March 31, 2019, employees exercised stock options to purchase a total of 190 thousand shares of our common stock for approximately $0.5 million in net proceeds. In this period, the Company also collected $0.2 million of its subscription receivable balance.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $241.5 million. The ongoing impact of COVID-19 may delay or reduce our expected revenues from the Janssen Transaction. If we determine in the future that we require additional capital, we may face difficulties in conducting common stock offerings, as a result of market volatility caused by continued effects of COVID-19 affecting the global economy.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

Our business may be adversely affected by the ongoing COVID-19 pandemic.

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic that is disrupting our business operations, which we expect to continue throughout the remainder of 2020 and possibly beyond. Depending upon the length and severity of the pandemic, which cannot be predicted, we may continue to experience disruptions that could materially and adversely impact our business including:

•	In March 2020 we were unable to fully complete the manufacture of drugs specified under our purchase order from Janssen due to an inability to obtain an adequate number of the syringes used to hold the manufactured compound. We also have experienced or may experience difficulty obtaining masks, gloves and stoppers for vials, all of which are required in our manufacturing and/or clinical and drug discovery operations. If these or any other third parties in our supply chain are or continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, or disruptions in freight and other transportation services and delivery distribution systems, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials, to meet our obligations to manufacture drugs for Janssen under our clinical manufacturing agreement, or to conduct our research, development and clinical operations.

•	The pandemic has already affected and may continue to affect our obligations and performance under our agreements with Janssen. In addition to the production issues described above caused by the syringe shortage, in March 2020, Janssen reduced its drug manufacturing order and requested that we delay shipment of drugs that we had already completed manufacturing . We cannot predict the likely potential adverse impact of COVID-19 on Janssen’s future purchase orders or our ability to complete the manufacturing required by those purchase orders.

•	Various aspects of our clinical trials could be limited or take longer than expected, including delays or difficulties in enrolling patients in our clinical trials, in clinical trial site initiation, and in recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from clinical trials; diversion of healthcare resources away from the conduct of clinical trials; interruption of key clinical trial activities such as clinical trials site data monitoring due to limitations on travel imposed or recommended by governmental authorities; impact on employees and others or interruption of clinical trial visits or study procedures which may impact the integrity of subject data and clinical study endpoints; and interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines.

•	Our office-based employees have been working from home since early March 2020, while we have attempted to maintain essential staffing levels in our operations, including requiring key personnel in our laboratories and manufacturing facilities to remain on-site. Our increased reliance on employees working from home may negatively impact productivity and disrupt, delay, or otherwise adversely impact our business. In addition, working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our operations. Stay-at-home orders and social distancing restrictions may impact the willingness of employees to work in laboratory, manufacturing and clinical settings, even after these orders and restrictions are relaxed or allowed to expire. These circumstances could delay our efforts to identify, manufacture, enter into clinical studies, seek regulatory approvals or otherwise commercialize any product candidates.

•	The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to continue to monitor our clinical trials or to conduct required activities and review of our product candidates seeking regulatory review and such disruptions could materially affect the development, timing and approval of our product candidates.

•	As a result of market volatility caused by continued effects of COVID-19 affecting the global economy, we may face difficulties raising capital through sales of our common stock or other securities at acceptable prices, on acceptable terms or at all.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, our clinical manufacturing or clinical trial management agreements, the healthcare system or the global economy. Given the uncertainties, we may be unable to maintain operations as planned prior to the COVID-19 pandemic.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which risks and uncertainties may be further exacerbated by the COVID-19 pandemic and could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2020	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)