Form 10-Q
period 2020-09-30
XBiotech Inc.
filed 2020-11-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, there were 29,260,613 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,431	$714,594
Accounts receivable	6,062	-
Deferred cost of goods sold	643	-
Income tax receivable	6,110	-
Prepaid expenses and other current assets	439	1,669
Total current assets	251,685	716,263
Property and equipment, net	26,207	25,171
Escrow receivable	75,058	75,000
Deferred tax asset	443	443
Total assets	$353,393	$816,877

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,870	$2,149
Accrued expenses	2,306	4,180
Contract liabilities	-	4,500
Income taxes payable	22	49,361
Total current liabilities	6,198	60,190
Long-term liabilities:
Income tax payable - non-current	1,056	1,056
Total liabilities	7,254	61,246

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 29,224,538 and 41,519,633 shares outstanding at September 30, 2020 and December 31, 2019, respectively	251,781	324,808
Accumulated other comprehensive loss	(428)	(106)
Retained earnings	94,786	430,929
Total shareholders’ equity	346,139	755,631

Total liabilities and shareholders’ equity	$353, 393	$816,877

 See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$6,000	$-	$13,500	$-
Clinical trial service revenue	4,549	-	25,228	-
Total revenue	10,549	-	38,728	-
Cost of goods sold
Manufacturing cost	5,432	-	11,553	-
Clinical trial cost	3,994	-	20,747	-
Total cost of goods sold	9,426	-	32,300	-
Gross margin	1,123	-	6,428	-

Operating expenses:
Research and development	2,346	4,533	6,066	13,753
General and administrative	3,447	1,578	13,716	4,169
Total operating expenses	5,793	6,111	19,782	17,922
Loss from operations	(4,670)	(6,111)	(13,354)	(17,922)

Other income (loss):
Interest income	124	250	2,328	379
Other income (loss)	-	-	(503)	10
Foreign exchange gain (loss)	1,352	(289)	794	(333)
Total other income (loss)	1,476	(39)	2,619	56
Loss before income taxes	(3,194)	(6,150)	(10,735)	(17,866)
Benefit for income taxes	(668)	-	(1,352)	-
Net loss	$(2,526)	$(6,150)	$(9,383)	$(17,866)
Net loss per share—basic and diluted	$(0.09)	$(0.15)	$(0.30)	$(0.47)
Shares used to compute basic net loss per share	29,037,074	41,019,230	31,345,760	38,190,584

 See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(2,526)	$(6,150)	$(9,383)	$(17,866)
Foreign currency translation adjustment	(291)	274	(322)	313
Comprehensive loss	$(2,817)	$(5,876)	$(9,705)	$(17,553)

 See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

			Accumulated Other
	Number of	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at June 30, 2020	28,897	246,395	(137)	$97,312	343,570
Net loss	-	-	-	(2,526)	(2,526)
Foreign currency translation adjustment	-	-	(291)	-	(291)
Issuance of common stock under stock option plan	327	2,169	-	-	2,169
Stock subscription receivable	-	62	-	-	62
Share-based compensation expense	-	3,155	-	-	3,155
Balance at September 30, 2020	29,224	251,781	(428)	94,786	346,139

			Accumulated Other
	Number of	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at June 30, 2019	41,003	319,045	(216)	(249,416)	$69,413
Net loss	-	-	-	(6,150)	(6,150)
Foreign currency translation adjustment	-	-	274	-	274
Issuance of common stock under stock option plan and other	63	288	-	-	288
Share-based compensation expense	-	797	-	-	797
Balance at September 30, 2019	41,066	320,130	58	(255,566)	$64,622

			Accumulated Other
	Number of	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2019	41,519	324,808	(106)	430,929	755,631
Net loss	-	-	-	(9,383)	(9,383)
Tender Offer	(14,000)	(93,240)	-	(326,760)	(420,000)
Foreign currency translation adjustment	-	-	(322)	-	(322)
Issuance of common stock under stock option plan	-	-	-	-	-
Collection of stock subscription receivable	1,705	10,426	-	-	10,426
Share-based compensation expense	-	9,787	-	-	9,787
Balance at September 30, 2020	29,224	251,781	(428)	94,786	346,139

			Accumulated Other
	Number of	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net loss	-	-	-	(17,866)	(17,866)
Foreign currency translation adjustment	-	-	313	-	313
Issuance of common stock offering, net of issuance cost	4,848	37,487	-	-	37,487
Issuance of common stock under stock option plan	318	1,135	-	-	1,135
Collection of stock subscription receivable	-	302	-	-	302
Share-based compensation expense	-	1,853	-	-	1,853
Balance at September 30, 2019	41,066	320,130	58	(255,566)	$64,622

 See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities
Net loss	$(9,383)	$(17,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,652	1,795
Share-based compensation expense	9,787	1,853
Deferred cost of goods sold	(643)	-
Changes in operating assets and liabilities:
Account receivable	(6,062)	-
Income tax receivable	(6,110)	-
Escrow receivable	(58)	-
Prepaid expenses and other current assets	1,230	620
Accounts payable	542	(592)
Accrued expenses	(1,874)	(331)
Contract liabilities	(4,500)	-
Deferred Revenue	-
Deferred rent	-	(3)
Tax payable	(49,339)	-
Net cash used in operating activities	(64,758)	(14,524)

Investing activities
Purchase of property and equipment	(1,509)	(198)
Net cash used in investing activities	(1,509)	(198)

Financing activities
Share repurchases of common stock and warrants, net	(420,000)	37,487
Issuance of common stock under stock option plan	10,426	1,135
Subscription receivable	-	302
Net cash provided by (used in) financing activities	(409,574)	38,924
Effect of foreign exchange rate on cash and cash equivalents	(322)	313

Net change in cash and cash equivalents	(476,163)	24,515
Cash and cash equivalents, beginning of period	714,594	15,823
Cash and cash equivalents, end of period	$238,431	$40,338

Supplemental Information:
Accrued purchases of property and equipment	1,179	-

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

The Company has developed and transferred screening technology to a blood donor organization that enables blood donors that have COVID-19 immunity to be identified. In the second quarter of 2020, XBiotech scientists searched and found a few ideal blood donors with strong natural immunity to COVID-19. During the third quarter XBiotech’s scientists used blood from these donors to identify and isolate antibody leads which are currently bring tested for efficacy against SARS-CoV-2. The Company is also working on cell line development of these leads.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. All of these risks are likely to be exacerbated by the outbreak of the novel strain of coronavirus, SARS-CoV-2 (“COVID-19”) and its ongoing impact, which has disrupted our business operations and will continue to do so. We cannot determine at this time the length or severity of these disruptions. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. On December 30, 2019, the Company entered into a clinical manufacturing agreement and a clinical trial service agreement with Janssen Biotech Inc. The Company believes that its cash and cash equivalents of $238.4 million at September 30, 2020, as well as revenue generated from the Janssen contracts will enable the Company to achieve several major inflection points, including potential new clinical studies with our lead product candidate. We expect to have sufficient cash through two year from the report issuance date.

2.     Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2020 and December 31, 2019, the results of its operations and comprehensive loss for the three months and nine months periods ended September 30, 2020 and 2019, and the cash flows for the nine months periods ended September 30, 2020 and 2019.

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

We received payment of $4.5 million from Janssen based on billing schedules established in the contract on December 30, 2019 for manufacturing in each quarter of 2020. Due to the coronavirus pandemic, the Company failed to fully complete the manufacture of drugs specified for the March purchase order due to supply disruptions for the syringes used to hold the manufactured compound in the second quarter of 2020. We completed the manufacturing for this order in the third quarter of 2020.  In addition, due to the coronavirus pandemic, Janssen requested that we delay shipment of June volumes for which we had completed manufacturing. We recognized revenue for those volumes held at Janssen’s request, as they are segregated for future delivery. As of September 30, 2020, the Company had completed the manufacture of drugs specified for the September purchase order.

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

The coronavirus pandemic had no material effect on our clinical trial services during the third quarter of 2020. However, the timelines for future clinical trial services could be extended in the future as a result of the pandemic, which could delay or otherwise adversely affect our revenue. Because our fees are directly related to third party costs of our vendors, our clinical trial service revenues in future periods are likely to be affected by our vendors’ ability to operate and the activities of trial candidates due to the effects of the pandemic and mitigating activities. Our first three quarter results may not be indicative of future revenues or costs associated with these clinical trials.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2020 and 2019 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$935	$386	$2,682	$972
General and administrative	1,870	411	5,887	881
Cost of goods sold	350	-	1,218	-
Total share-based compensation expense	$3,155	$797	$9,787	$1,853

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
Dividend yield		-			-			-			-
Expected volatility		87%		90%	-	91%	87%	-	91%	80%	-	91%
Risk-free interest rate	0.33%	-	0.44%	1.59%	-	1.89%	0.33%	-	1.87%	1.59%	-	2.64%
Expected life (in years)	5.38	-	6.25	5.38	-	6.25	5.38	-	10	5.38	-	10
Weighted-average grant date fair value per share		12.46			5.66			12.05			5.14

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

At September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2020 and December 31, 2019, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements, vehicles and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

●	Furniture and fixtures	7 years

●	Office equipment	5 years

●	Leasehold improvements	Shorter of asset’s useful life or remaining lease term

●	Scientific equipment	5 years

●	Vehicles	5 years

●	Mobile facility	27.5 years

●	Building	39 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2020.

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

The Company makes estimates and judgments in determining the need for a valuation allowance, including the estimation of its taxable income or loss for the three months and nine months ended September 30,2020. Realization of deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, the Company offsets certain deferred tax assets with a valuation allowance. The Company may in the future determine that certain deferred tax assets are more-likely-than-not be realized, in which case the Company will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its statement of operations in that period.

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

3.     Revenue

We received payment of $4.5 million for the third quarter of 2020 from Janssen in September 2020 based on billing schedules established in the contract on December 30, 2019 for manufacturing. Due to the coronavirus pandemic, the Company did not fully complete the manufacture of drugs specified for the June purchase order until the third quarter. As of September 30, 2020, the Company had completed the manufacture of drugs specified for the September purchase order. In addition, due to the pandemic, Janssen requested that we delay shipment of June volumes for which we had completed manufacturing. We recognized revenue for those volumes held at Janssen’s request, as they are segregated for future delivery. Consequently, as of September 30, 2020, we recorded $6.0 million revenue for the third quarter of 2020.

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the three months and nine months ended  September 30, 2020, the Company has recorded $4.5 million and $25.2 million of gross revenue, respectively, under this arrangement, with the corresponding expense to clinical services cost of goods sold.

4.     Property and Equipment

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Manufacturing equipment	$3,053	$3,492
Winnebago building	19,591	19,406
Other fixed assets	3,563	2,273
Total property and equipment	$26,207	$25,171

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

On February 19, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 14,000,000 shares of its common stock, $0.01 par value per share, at a price of $30 per share, for an aggregate cost of approximately $420.0 million, excluding fees and expenses related to the tender offer. These shares represented approximately 32.67 percent of the shares outstanding. $6.66 per share or total of $93.24 million of these share repurchases have been classified to reduce common stock and $23.34 per share or total of $326.76 million of these share repurchases have been classified to reduce retained earnings in the accompanying consolidated balance sheet as of September 30, 2020.

From January through September 2020, 1.7 million shares of common stock were issued upon the exercise of stock options at a price of $2.71 to $19.09 per share for total proceeds of $10.4 million.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2019	6,965,730	$2.71	-	$21.99	6.09
Granted	214,500	8.89	-	14.77	16.71
Exercised	(1,704,905)	2.71	-	19.09	6.11
Forfeitures	(57,042)	4.26	-	21.80	8.53
Options outstanding at September 30, 2020	5,418,283	$2.71	-	$21.99	6.20

As of September 30, 2020, there was approximately $9.0 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.68 years.

7.     Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for three months and Nine Months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,526)	$(6,150)	$(9,383)	$(17,866)
Weighted-average number of common shares—basic and diluted	29,037,074	41,019,230	31,345,760	38,190,584
Net loss per share—basic and diluted	$(0.09)	$(0.15)	$(0.30)	$(0.47)

8. Income Taxes

The Company did not record a tax provision during the three months ended September 30, 2019 due to the Company having no revenues or income prior to December 2019. During the three months ended September 30, 2020, the Company recorded an income tax benefit of $668 thousand. The Company’s effective income tax rate was 20.9% and 12.6% for the three and nine months ended September 2020, respectively, compared to an effective income tax rate of 0% for the three and nine months ended September 30, 2019.

The Company did not record a tax provision during the nine months ended September 30, 2019 due to the Company having no revenues or income prior to December 2019. During the nine months ended September 30, 2020, the Company recorded an income tax benefit of  $1.4 million. The forecasted 2020 annual effective tax rate of 8.0% has been applied to net income before income taxes for the nine months ended September 30, 2020.  Further adjustments have been made for the tax effect of discrete tax benefits of stock compensation and tax expenses of 2019 tax return true-ups realized during the current period, resulting in a  12.6% effective tax rate for the nine months ended September 30, 2020. The difference in the 27% Canadian statutory tax rate and the annual forecasted effective tax rate is primarily a result of the jurisdictional mix of earnings and losses, valuation allowances, and certain non-deductible compensation expenses. The Company maintains a valuation allowance against all deferred tax assets in Switzerland, Germany and Japan and certain deferred tax assets in the US and Canada in the current and forecasted annual periods that we concluded are not more-likely-than-not to be realizable.

9. Subsequent Events

The ongoing COVID-19 pandemic is disrupting our business operations, which we expect to continue throughout the remainder of 2020 and possibly beyond. We have experienced actual disruption to our supply chain regarding our ability to  single use consumables, gloves andmasks, all of which are required in our manufacturing and/or clinical and drug discovery operations. Although we concluded that COVID-19 did not result in material adverse impacts on the Company’s results of operations and financial position at September 30, 2020, if supply disruptions and purchase reductions continue, our clinical manufacturing revenue will be, and our clinical trial service revenue could be, adversely impacted.  In addition, social distancing restrictions imposed by national, state and local governments have required adjustments to staffing levels and may impact the willingness of employees to work in laboratory, manufacturing and clinical settings, even after these orders and restrictions are relaxed or allowed to expire.  Ongoing restrictions and other disruptions related to COVID-19 could delay our efforts to identify, manufacture, enter into clinical studies, seek regulatory approvals or otherwise commercialize any product candidates.

The company signed a licensing agreement with Bio Bridge Global, a Texas nonprofit and its subsidiary South Texas Blood and Tissue Center located in San Antonio to out license an ELISA methodology for detecting and quantifying antibodies against SARS-COV-2. Under this agreement allows BBG to provide blood products and services based on use of XBiotech’s testing technology for detecting COVID-19 antibodies.

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

After the Janssen Transaction in December 2019, as of September 30, 2020, we had retained earnings of $94.8 million. We had net losses before income tax of $3.2 million and $10.7 million for the three months and nine months ended September 30, 2020, respectively, compared to $6.2 million and $17.9 million for the three months and nine months ended September 30, 2019, respectively. During the next two years, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. However, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company, particularly following the end of the 2020 fiscal year when we lose our status as an emerging growth company and will be required to comply with additional obligations from which we are currently exempt, including the auditor attestation requirement for internal controls. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2020, we had 89 employees.

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

We are currently operating our facilities in multiple shifts to ensure social distancing, while maintaining essential staffing levels in our operations, including maintaining key personnel in our laboratories and manufacturing facilities. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020; however, this may not continue to be the case in future quarters . In addition to the delays we have already experienced in shipping drug product, it is possible that the COVID-19 pandemic and response efforts may adversely impact our future ability to manufacture clinical drugs for Janssen, which could have a material adverse impact on our results of operations or financial position during the remainder of 2020 or beyond.

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

On April 3, 2020, the Company announced a collaboration with BioBridge Global (BBG) to participate in a U.S. Food and Drug Administration (FDA) investigational program for U.S. blood centers to begin collecting and distributing convalescent plasma from individuals who have recovered from COVID-19. The Company is using the blood samples to develop a candidate True Human™ antibody therapy for the disease.

     In the third quarter of 2020, the Company worked towards a licensing agreement with BioBridge Global, a Texas nonprofit and its subsidiary South Texas Blood and Tissue Center located in San Antonio to out license an ELISA methodology for detecting and quantifying antibodies against SARS-COV-2. Under this agreement, the Company will allow BBG to provide blood products and services based on use of XBiotech’s testing technology for detecting COVID-19 antibodies.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under this clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. For the three months and nine months ended September 30, 2020, we have recorded $6.0 million and $13.5 million as manufacturing revenue.

In addition, we entered into a transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of the transition services agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, plus a markup of 30%. For the three months and nine months ended September 30, 2020, the Company has recorded $4.5 and $25.2 million, respectively, gross clinical trial service revenue.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2020, we have recorded total research and development expenses, including share-based compensation, of $215.9 million. Our total research and development expenses for the three and nine months ended September 30, 2020 were $2.3 million and $6.1 million, respectively, compared to $4.5 million and $13.8 million for the three and nine months ended September 30, 2019, respectively. Share-based compensation accounted for $0.9 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, compared to $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

Research and development expenses, as a percentage of total operating expenses for the three and nine months ended September 30, 2020 were 40% and 31%, respectively, compared to 74% and 77% for the three and nine months ended September 30, 2019. The percentages, excluding share-based compensation, for the three and nine months ended September 30, 2020 were 47% and 30%, compared to 78% and 80% for the three and nine months ended September 30, 2019.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three and nine months ended September 30, 2020 were $3.4 million and $13.7 million, respectively, compared to $1.6 million and $4.2 million for the three and nine months ended September 30, 2019, respectively. Share-based compensation accounted for $1.9 million and $5.9 million for the three and nine months ended September 30, 2020, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2019, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three and nine months ended September 30, 2020 were 60% and 69%, respectively, compared to 26% and 23% for the three and nine months ended September 30, 2019. The percentages, excluding share-based compensation, for the three and nine months ended September 30, 2020 were 53% and 70%, compared to 22% and 20% for both the three and nine months ended September 30, 2019.

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

Results of Operations

Revenue

Revenue during the three months ended and nine months ended September 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Manufacturing revenue	$6,000	$-	$13,500	$-
Clinical Trial revenue	4,549	-	25,228	-
Total revenue	$10,549	$-	$38,728	$-

We had not generated any revenue before the year 2020.  Under the clinical manufacturing agreement with Janssen, for the three months ended September 30, 2020, we have recorded $6.0 million as manufacturing. Clinical trial revenue for the three months ended September 30, 2020 is based on the Transition Services Agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $3.5 million pass-through expense for two ongoing trials and $1.0 million mark-up revenue.

We have recorded $13.5 million manufacturing revenue for the nine months ended September 30, 2020. Clinical trial revenue for the nine months ended September 30, 2020 is $25.2 million, including $19.4 million pass-through expense for two ongoing trials and $5.8 million mark-up revenue. Our first three quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold during the three months and nine months ended September 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold
Manufacturing cost	$5,432	$-	$11,553	$-
Clinical trial cost	3,994	-	20,747	-
Total cost of goods sold	$9,426	$-	$32,300	$-

We had not incurred any cost of goods sold before the year 2020. The manufacturing cost for the three months ended September 30, 2020 represents period expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months ended September 30, 2020 is $4.0 million, which is the pass-through expenses for two ongoing trials and other related clinical trial department expenses.

We have recorded $11.6 million manufacturing cost for the nine months ended September 30,2020. Clinical trial cost for the nine months ended September 30, 2020 is $20.7 million including the pass-through expenses for two ongoing trials and other related clinical trial department expenses. Our first three quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$523	$1,291	$(768)	-59%
Laboratory and manufacturing supplies	377	1,048	(671)	-64%
Clinical trials and sponsored research	149	355	(206)	-58%
Stock-based compensation	935	386	549	142%
Other	362	1,453	(1,091)	-75%
Total	$2,346	$4,533	$(2,187)	-48%

	Nine Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$1,198	$3,640	$(2,442)	-67%
Laboratory and manufacturing supplies	637	3,634	(2,997)	-82%
Clinical trials and sponsored research	743	852	(109)	-13%
Stock-based compensation	2,682	972	1,710	176%
Other	806	4,655	(3,849)	-83%
Total	$6,066	$13,753	$(7,687)	-56%

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

Research and development expenses decreased 48% to $2.3 million for the three months ended September 30, 2020 compared to $4.5 million for the three months ended September 30, 2019. Research and development expenses also decreased 56% to $6.1 million for the nine months ended September 30, 2020 compared to $13.8 million for the nine months ended September 30, 2019.

The three and nine months decrease was mainly due to classification of certain expenses to cost of goods sold. Manufacturing department expenses related to the clinical manufacture agreement we entered into as part of the Janssen Transaction are classified to cost of goods sold. The expenses pursuant to the Transition Services Agreement entered into as part of the Janssen Transaction were classified as cost of goods sold. Stock–based compensation expenses increased both in three months and nine months was due to the new grants to employees and Chief  Executive Officer in the fourth quarter of 2019. Our first three quarter results may not be indicative of future revenues or costs associated with our clinical manufacturing or clinical trial management agreements due to the ongoing impact of the COVID-19 pandemic.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$347	$397	$(50)	-13%
Patent filing expense	102	173	(71)	-41%
Stock-based compensation	1,870	411	1,459	355%
Professional fees	627	221	406	184%
Other	501	376	125	33%
Total	$3,447	$1,578	$1,869	118%

	Nine Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$3,583	$862	$2,722	316%
Patent filing expense	371	542	(171)	-32%
Stock-based compensation	5,887	881	5,005	568%
Professional fees	2,206	761	1,445	190%
Other	1,669	1,123	546	49%
Total	$13,716	$4,169	$9,547	229%

General and administrative expenses increased to $1.9 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019. General and administrative expenses increased to $13.7 million for the nine months ended September 30, 2020 compared to $4.2 million for the nine months ended September 30, 2019.

The three months increase was primarily related to stock–based compensation expenses of $1.9 million, due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019. Professional fees increased due to the additional accounting and tax services.

Compared to the nine months ended September 30, 2019, the general and administrative expense increase in the nine months ended September 30, 2020 was primarily caused by the increase to stock-based compensation expense. Salaries and related expense increased due to the $2.7 million bonus to the Chief Executive Officer in June 2020. Also, professional fees increased $1.4 million mainly due to professional and legal fees related to the tender offer completed in February 2020.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	124	250	2,328	379
Other income (loss)	-	-	(503)	10
Foreign exchange gain (loss)	1,352	(289)	794	(333)
Total	$1,476	$(39)	$2,619	$56

The interest income for the three months and nine months ended September 30, 2020 and 2019 was mainly from the interest generated from the Company’s Canadian bank account and escrow account. The other expense for nine months ended September 30, 2020 was a charitable donation. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Euro, and the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2020 compared to 2019.

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

Since our inception on March 22, 2005 through September 30, 2020, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $309.9 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. We will receive $75 million cash from the same transaction in 2021. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2020	2019
Operating activities	$(64,758)	$(14,524)
Investing activities	(1,509)	(198)
Financing activities	(409,574)	38,924
Effect of foreign exchange rate on cash and cash equivalents	(322)	313
Net change in cash and cash equivalents	$(476,163)	$24,515

During the nine months ended September 30, 2020 and 2019, our operating activities used net cash of $64.7 million and $14.5 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The net cash used in operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was mainly due to the $51.1 million income tax payment for 2019.

During the nine months ended September 30, 2020 and 2019, our investing activities used net cash of $1.5 million and $198 thousand, respectively. The use of cash in 2020 was for the purchase of new research and development equipment and the new building construction.

During the nine months ended September 30, 2020 and 2019, our financing activities used net cash of $409.6 million and provided net cash proceeds of $38.9 million, respectively. During the nine months ended September 30, 2020, employees exercised stock options to purchase a total of 1.7 million shares of our common stock for approximately $10.4 million in net proceeds. On February 19, 2020, we used approximately $420 million to purchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020. During the nine months ended September 30, 2019, the Company sold 4.8 million shares under the Common Shares Purchase Agreement with Piper Jaffray & Co for net proceeds of approximately $37.5 million. Employees exercised stock options to purchase a total of 318 thousand shares of our common stock for approximately $1.2 million in net proceeds.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $238.4 million. The ongoing impact of COVID-19 may delay or reduce our expected revenues from the Janssen Transaction. If we determine in the future that we require additional capital, we may face difficulties in conducting common stock offerings, as a result of market volatility caused by continued effects of COVID-19 affecting the global economy.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic that is disrupting our business operations, which we expect to continue throughout the remainder of 2020 and possibly beyond. Depending upon the length and severity of the pandemic, which cannot be predicted, we may continue to experience disruptions that could materially and adversely impact our business including:

•

In March 2020 we were unable to fully complete the manufacture of drugs specified under our purchase order from Janssen due to an inability to obtain an adequate number of the syringes used to hold the manufactured compound. As of September 30, 2020, the Company has completed the shipment of drugs specified for the July purchase order due to the setback in Q1 and Q2. We also have experienced or may experience difficulty obtaining masks, gloves and stoppers for vials, all of which are required in our manufacturing and/or clinical and drug discovery operations. If these or any other third parties in our supply chain are or continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, or disruptions in freight and other transportation services and delivery distribution systems, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials, to meet our obligations to manufacture drugs for Janssen under our clinical manufacturing agreement, or to conduct our research, development and clinical operations.

•

The pandemic has already affected and may continue to affect our obligations and performance under our agreements with Janssen. In addition to the production issues described above caused by the syringe shortage, in March 2020, Janssen reduced its drug manufacturing order and requested that we delay shipment of drugs that we had already completed manufacturing . Additionally, as of September 30, 2020, the Company has completed the shipment of drugs specified for the July purchase order due to the setback in Q1 and Q2. We cannot predict the likely potential adverse impact of COVID-19 on Janssen’s future purchase orders or our ability to complete the manufacturing required by those purchase orders.

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

•

The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to conduct required activities and review of our product candidates seeking regulatory review and such disruptions could materially affect the development, timing and approval of our product candidates.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

10.1	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.2	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2020	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary
(Principal Financial Officer and Principal Accounting Officer)