Form 10-K
period 2020-12-31
XBiotech Inc.
filed 2021-03-16
CIK 1626878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

☐ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, was approximately $293,825,490, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 10,592,471 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 16, 2021, 29,458,762 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2020 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this annual report, including, without limitation, statements regarding the assumptions we make about our business and economic model, our dividend policy, business strategy and other plans and objectives for our future operations, are forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

XBiotech Inc. (“XBiotech” or the “Company) is a biopharmaceutical company that discovers and develops True Human™ monoclonal antibodies for treating a variety of diseases. XBiotech was incorporated in Canada on March 22, 2005.

True Human™ monoclonal antibodies are derived from natural human immune responses—as opposed to being derived from animal immunization or otherwise engineered. XBiotech’s belief is that naturally occurring monoclonal antibodies have the potential to be safer, more effective and faster to develop than engineered counterparts. XBiotech has developed a pipeline of product candidates targeting both inflammatory and infectious diseases. The Company has also developed commercial scale manufacturing technology that reduces the cost and time to launch new product candidates. Moreover, a state-of-the-art physical plant and infrastructure to manufacture commercial product has been constructed and is operational at the Company’s 48 acre campus in Austin, Texas. XBiotech also has an in-house clinical operations group, with the capability to launch and manage clinical development of its candidate products. The Company thus represents a fully integrated developer of biopharmaceuticals.

An area of medical focus for XBiotech are therapies that block a potent substance naturally produced by body, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots and inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic and in some acute injury scenarios (such as stroke or heart attack), IL-1a may mediate harmful disease-related activity.

XBiotech sold a True Human™ antibody that blocked IL-1a activity for $1.35 billion in cash and potential milestone payments (the “Janssen Transaction”). As part of the Janssen Transaction, XBiotech agreed not to further develop any anti-IL-1a antibodies in dermatology. The Company is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. Due to the speed and effectiveness of the Company’s True Human™ antibody discovery technology, the Company has already identified new IL-1a targeting product candidates that it is planning to soon bring into clinical studies. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it now plans to develop multiple product candidates, which will target IL-1a in specific areas of medicine.

Financial

XBiotech received $675 million on December 30, 2019 from the sale of the True Human™ antibody. In February 2020, XBiotech used approximately $420 million to repurchase stock from its shareholders. The remaining cash was reserved for ongoing operations as part of its multi-year business plan to identify and develop True Human™ antibody therapies, including aiming for the new potential transactions for these drug candidates.

Since January 1, 2020 XBiotech also used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product for two years under a supply agreement with Janssen. In addition, during 2020 XBiotech provided clinical trial operations services for two Phase II clinical studies. Revenue from contract manufacturing and clinical services offset a significant portion of operation expenses and resulted in a positive cash flow. We believe that XBiotech is in a very favorable position for an R&D stage biopharmaceutical, with a strong cash position in its balance sheet related to sale of its drug candidate, the absence of debt, and completing a year of operations where it saw all of its operating expenses offset by contracting income.

Further Development of IL-1a Therapies

IL-1a plays a key role in disease. While it is produced naturally by the body, when not properly controlled, in situations of acute or chronic injury, IL-1a can contribute to the development and progression of a variety of medical conditions, such as cancer, stroke, heart attack or arthritis, to name a few. Completed clinical studies and a myriad of scientific research have shown that blocking IL-1a may have a beneficial effect in some or most of these medical conditions. The potential unmet medical need for blocking IL-1a is therefore very significant. The Company plans to enter the clinic with more than one molecule targeting IL-1⍺ beginning in 2021. The Company has already filed an IND for its first therapy with a new IL-1a antagonist drug candidate.

The Company is considering initial indications in cancer, stroke and arthritis. Because the potential medical uses for anti-IL-1a therapy is so large, the Company plans to develop more than one True Human™ antibody, each neutralizing IL-1a, but designating different antibodies for use in specific areas of medicine. This will potentially allow XBiotech to individually partner different antibodies according to unique medical areas. The Company expects this will diversify risk for anti-IL-1a therapies, allow multiple partnerships, maximize value and facilitate greater resource dedication to these True Human™ therapeutics.

Infectious Disease Pipeline

XBiotech continued to achieve significant milestones with its infectious disease pipeline in 2019. The Company has identified several major areas of urgent unmet medical need for True Human™ anti-infective antibody therapies. True Human™ antibodies may be used therapeutically or prophylactically to supplement immunity in aging individuals where a natural decline in the robustness of the immune system leaves gaps and vulnerability to infectious diseases. True Human™ antibodies derived from healthy individuals with strong natural immunity to specific diseases are the source of our product candidates, which we believe can be used to supplement the weakening immune system that occurs with age. The Company believes this can be a highly effective means for providing protection against viral diseases such as shingles or bacterial infections such as C. difficiles.

True Human™ antibodies may also be used to provide highly potent and targeted immunity against infectious diseases in young otherwise healthy individuals where infectious agents have overwhelmed natural immunity. For example, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria has gained entry into a body compartment that allows it to grow and evade the immune system.

Another patient population where True Human™ antibodies may be particularly useful is in infants. Primary to developing strong immunity, infants can be vulnerable to infections. Particularly premature infants may need supplemental immunity against specific infectious agents, such as respiratory syncytial virus (RSV). The Company is currently pursuing a True Human antibody therapeutic candidate for RSV.

We believe True Human™ antibody therapies have a very important application in the case of potent viruses, like for example, influenza, where the aggressive nature of the virus takes even relatively strong immune systems to the limits. Here again, in elderly, the young or those with weakened immune systems, an aggressive virus like influenza can be life threatening. In 2020, XBiotech announced that it had developed an antibody cocktail that is capable of neutralizing all known forms of influenza, from the deadly 1918 strain to the most recent versions of the flu.

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

XBiotech previously launched a therapy for severe S. aureus infections. A Phase I/II double blinded placebo controlled clinical study was performed with the candidate product in patients with so called bacteremia. When S. aureus sufficiently overwhelms the immune system, the bacteria are present in the blood of the infected individual, this is known as bacteremia. S. aureus has an immune evasion mechanism that helps it overwhelm immune defense and establish uncontrolled and lethal infections. Prognosis is very poor in individuals with bacteremia. The Phase I/II study showed a 52% reduction in the incidence of S. aureus related serious adverse events and a 30% reduction in the duration of hospital stays of those receiving True Human™ antibody therapy compared with placebo controls. S. aureus infections in the blood are a devastating consequence of recreational needle drug use and a worsening problem with the opioid crisis. S. aureus infections are also the second leading cause of death for end-stage renal disease patients undergoing hemodialysis. We plan to continue clinical development of our S. aureus True Human™ antibody therapy that can be effective in areas of serious unmet medical need.

Infrastructure

During 2020 XBiotech undertook to expand its main integrated manufacturing and R&D center. The expansion of the main R&D center has been ongoing throughout 2020 and has resulted in a new wing that will provide work areas for scientists, manufacturing and clinical personnel. Expansion of the building is also underway to increase inventory space and refrigerated storage for manufacturing. The building additions have enhanced the Company’s ability to house a larger workforce, and orchestrate the production of multiple drug products from its existing manufacturing and R$D center. XBiotech owns its 48-acre campus—and all structures on the property—debt-free.

Sale of Drug Candidate and Equity Transaction

The sale of the anti-IL-1a antibody provided sufficient capital to allow the Company to complete a modified Dutch auction tender offer in February 2020, in which the Company repurchased $420 million of its stock from shareholders.  The tender offer provided liquidity to the Company’s shareholders while allowing the Company to consolidate its equity ownership and retain sufficient capital to continue pursuing its business objectives. Final results of the tender offer, announced on February 19, 2020, reported that the Company purchased 14,000,000 common shares at a price of $30.00 per share for an aggregate price of approximately $420 million (excluding fees and expenses related to the offer). The shares repurchased represented approximately 32.67% of the common shares outstanding.  The final proration factor for shares that XBiotech  purchased pursuant to the tender offer was ultimately deemed to be approximately 33.25%. No equity offerings were made during 2020.

A Background on Therapeutic Antibodies

A century ago, scientists and physicians envisioned being able to custom design therapeutic agents that were highly specific for a single biological target. By selectively attacking disease while sparing healthy tissue, these “magic bullets” were thought to be ideal therapeutic agents. It was not until the early 1970’s, however, that this vision was realized when Kohler and Milstein developed a ground-breaking method for making target-specific monoclonal antibodies—a Nobel prize-winning endeavor. Using this new approach, numerous monoclonal antibody-based research, diagnostic, and therapeutic products have been developed.

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

In the early 1990s, research began to demonstrate that the production of antibodies was not an unregulated process. Rather, it was learned that the antibodies produced by each and every B lymphocyte were subject to intense scrutiny. Studies showed that B lymphocytes which produced acceptable antibodies were stimulated to grow while those that produced “autoreactive” antibodies were not. B lymphocytes that produced “good” antibodies were stimulated to proliferate and enabled to produce copious amounts of antibody in the event it was needed to ward off a harmful agent. B lymphocytes that rearranged genes to produce antibodies that were ineffective or were autoreactive were given signals that instructed them to engage in a process of programmed cell death. Thus, B lymphocytes producing harmful or useless antibodies are simply killed off. This mechanism for creating antibody diversity on the one hand, while protecting the individual from a mass of unwanted or intolerable antibody molecules on the other, was as elegant as it was fundamental to the success of vertebrate immune physiology.

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

Our Strategy

Our objective is to fundamentally change the way drugs are developed and commercialized and become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutic True Human™ antibodies. The key goals of our business strategy are to:

●	Advance our pipeline of therapeutic antibodies and initiate clinical programs in strategic therapeutic areas;

●	Discover other True Human™ antibody therapies using our proprietary platform; and

●	Leverage our manufacturing technology.

Product Pipeline

Our product development status for the end of the year 2020 was as follows:

Employees

As of December 31, 2020, we had 91 employees, all full-time employees.

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

We believe True Human™ therapeutic antibodies have important differentiating factors from other monoclonal antibodies currently marketed. The unique activity of our lead anti-cancer therapeutic has the potential ability to both improve well-being and extend life.  We feel our product candidates will be highly differentiated in the marketplace for therapeutics in various indications including but not limited to cancer and dermatology. However, regardless of the potential advantages or uniqueness of our current or future product candidates in the market, we do expect these products to compete head-to-head with the numerous existing candidate antibody products in development, including emerging biosimilar therapeutic antibodies.

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

Patent Rights Controlled by XBiotech.

As of December 31, 2020, XBiotech directly owns or controls through licenses the rights to several patent families, .  As set forth below, these include IL-1a related patent rights not assigned in the Purchase Agreement as well as others directed to our proprietary antibody discovery platform and to antibodies for treating and preventing S. aureus infections and cancer.

Patent Rights owned by XBiotech.

A. Treatment of Cancer with Anti-IL-1α Antibodies. This patent family relates to the use of anti-IL-1α antibodies to inhibit the metastatic potential of tumors by interrupting the role that tumor-derived IL-1α plays in tumor metastasis. As of December 31, 2020, XBiotech has been granted five patents for this family; including one in Australia, one in Canada, two in Japan, and one in Europe. As of December 31, 2020, this family has three pending patent applications (US, China, and Hong Kong).  Unless extended, patents in this family expire in 2027.

B. Diagnosis, Treatment, and Prevention of Vascular Disorders. This patent family relates to methods of diagnosing, treating and preventing a variety of vascular disorder using IL-1a autoantibody. As of December 31, 2020, XBiotech has been granted seven patents in this family, including two in the U.S., one in Australia, one in Canada, one in Europe and two in Japan.  As of December 31, 2020, this family has one pending patent application (China).  Unless extended, patents in this family expire in 2026.

C. IL-1 Alpha Immunization Induces Autoantibodies Protective Against Atherosclerosis. This patent family relates to the use of IL-1α in a vaccine to generate anti-IL-1a antibodies to protect against atherosclerosis.  As of December 31, 2020, XBiotech has been granted patents for this family in Australia and Europe. Unless extended, patents in this family expire in 2027.

D. Methods, Compositions, and Kits For Reducing Anti-Antibody Responses.  This patent family relates to methods and compositions for reducing immune system-mediated reactions to allotypic determinants on administered antibody products.  As of December 31, 2020, XBiotech has been granted one Australian patent in this family.  Unless extended, patents in this family expire in 2030.

E. Identifying Affinity-Matured Human Antibodies.  This patent family relates to methods and compositions for identifying affinity-matured True HumanTM monoclonal antibodies from donors.  As of December 31, 2020, XBiotech has been granted 16 patents in this family (four in the U.S., two in Australia, one in China, one in Europe, one in India, , one in Japan, two in Israel, , one in South Korea, one in Mexico, one in Russia, and one in Hong Kong).  As of December 31, 2020, this family has 5 pending patent applications (US, Canada, China, , Mexico, and Russia).  Unless extended, patents in this family expire in 2032.

F. Compositions and Methods for Treating S. Aureus Infections. This patent family relates to antibodies for preventing and treating S. aureus infections.  As of December 31, 2020, XBiotech has been granted 19 patents in this family, including five  in the U.S, two in Australia, one in China, one in Colombia, one in Indonesia, two in Japan, one in Mexico, one in the Philippines, one in Russia, one in Singapore, one in South Africa, and two in South Korea.  As of December 31, 2020, this family has 19 pending patent applications (US, Brazil, Canada, China, Chile, Europe, two in India, Israel, Japan, Malaysia, Mexico, two in New Zealand, Philippines, two in Hong Kong, Singapore, South Korea, and Russia) of which one  (EP) has been allowed.  Unless extended, patents in this family expire in 2035.

G. Treatment of S. Aureus Infections. This patent family relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) for treating S. aureus bloodstream infections in human patients. As of December 31, 2020, XBiotech has one pending US application.  Unless extended, patents in this family expire in 2038.

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

I. Monoclonal Human Tumor-Specific Antibody.  This patent family relates generally to human tumor-specific antibodies as well as fragments, derivatives and variants thereof that recognize tumor-associated antigen NY-ESO-1. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2020, this patent family includes one pending application in Europe and 15 issued patents, including one in the U.S., one in Australia, one in Brazil, one in Canada, two in Europe, one in China, one in Israel, one in India, one in Japan, one in South Korea, one in New Zealand, one in Mexico, one in Russia, and one in South Africa.  Unless extended, patents in this family expire in 2028.

J. Combination Therapy Including Tumor Associated Antigen-Binding Antibodies.  This patent family relates generally to a combination therapy including tumor associated antigen binding antibodies. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2020, this patent family includes pending applications in India and the U.S., and five issued patents, including one in Canada, one in China, one in Europe, one in Japan, and one in South Korea. Unless extended, patents in this family expire in 2032.

ITEM 1A. RISK FACTORS

Summary

The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business, Financial Condition and Capital Requirements

●	We have incurred significant losses since our inception and may incur significant losses in the future.
●	Our business may be adversely affected by the ongoing COVID-19 pandemic.
●	We currently have no source of product revenue and may never sustain profitability.
●	Our future success is dependent on the regulatory approval and commercialization of our product candidates.
●	New laws or regulations could impact our ability to receive the necessary approvals to successfully market and commercialize our product candidates.
●	Product candidates we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
●	If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis.
●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
●

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

●	Product candidates that receive regulatory approval may face future challenges, including ongoing regulatory oversight and marketing challenges.

●	Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions.
●	Any product candidates that we commercialize may not receive coverage and adequate reimbursement from third-party payers.
●

If we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue.

●	Any approved product candidates may not achieve adequate market acceptance for commercial success.
●	Our research programs may not succeed.
●	Even an effective drug candidate might not be commercially successful.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our failure to successfully identify, acquire, develop and commercialize additional product candidates or approved products could impair our ability to grow.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We will need to expand our operations and grow the size of our organization in the future, and we may experience difficulties in managing this growth.
●	Any failure to meet our ongoing obligations to manufacture bermekimab for Janssen would adversely affect our financial condition and business reputation.
●	We may never achieve any of the potential milestone payments that were negotiated as a part of the Janssen Transaction.
●	We are highly dependent on our Chief Executive Officer.
●	We depend on key personnel to operate our business, and we may be unable to retain, attract and integrate qualified personnel.
●	Failure to comply with environmental, health and safety laws and regulations could subject us to fines, penalties or other costs.
●	Our business may be disrupted by natural disasters, infrastructure interruptions, COVID-19 or other public health threats.

Risks Related to Intellectual Property

●	We may be unable to obtain or protect intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to any competitive advantage we may have.
●	Our technology may be found to infringe upon third-party intellectual property rights.
●	We may be unable to license needed intellectual property from third parties on commercially reasonable terms or at all.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Owning Shares of our Common Stock

●	Our share price may be volatile, which could subject us to securities class action lawsuits and prevent you from being able to sell your shares at or above the price at which you purchased them.
●	Our recent cash tender offer may have lasting negative effects on the trading price and market liquidity of our common shares.
●	Our directors, executive officers and principal shareholders continue to have substantial control over our company and could delay or prevent a change in corporate control.
●	We have broad discretion in the use of the net proceeds from the Janssen Transaction and may not use them effectively.
●	Provisions in our charter documents under Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult.

●	We may be a passive foreign investment company for US tax purposes which may negatively affect US investors.
●	We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware.

General Risk Factors

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Future sales, or the possibility of future sales, of a substantial number of our common stock could adversely affect the price of the shares and dilute shareholders.
●

Any inability to accurately report our financial results or prevent fraud due to a failure to maintain effective internal control over financial reporting could cause shareholders to lose confidence in our financial and other public reporting.

Risks Related to our Business, Financial Condition and Capital Requirements

We have incurred significant losses since our inception and may incur significant losses in the future.

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019 due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ended December 31, 2020.

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

Since inception, we have dedicated a majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ending December 31, 2020, we recognized approximately $9.5 million in expenses associated with research and development.

We completed our initial public offering on April 15, 2015 and additional registered offerings in March 2017 and May 2019. We also received a significant amount of cash proceeds from the Janssen Transaction.  However, the net proceeds from these transactions and cash on hand may not be sufficient to complete clinical development of any of our product candidates nor may it be sufficient to commercialize any product candidate. In addition, we completed a modified Dutch auction tender offer for our common shares in February 2020, which consumed $420 million of our cash resources.  Accordingly, we may require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

●	the number and characteristics of the future product candidates we pursue;

●	the scope, progress, results and costs of researching and developing any of our future product candidates, and conducting preclinical research and clinical trials;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop;

●	the cost of future commercialization activities for our product candidates and the cost of commercializing any future products approved for sale;

●	the cost of manufacturing our future products; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of any such litigation.

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

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic that is disrupting our business operations, which we expect to continue throughout the remainder of 2020 and possibly beyond. Depending upon the length and severity of the pandemic, which cannot be predicted, we may continue to experience disruptions that could materially and adversely impact our business including:

●

In March 2020 we were unable to fully complete the manufacture of drugs specified under our purchase order from Janssen due to an inability to obtain an adequate number of the syringes used to hold the manufactured compound. As of June 30, 2020, the Company had not completed the manufacture of drugs specified for the June purchase order due to additional syringe supply disruptions. Although these manufacturing orders were fulfilled by the end of 2020, we may experience similar syringe supply disruptions in the future, particularly as COVID-19 vaccines are distributed more widely. We also have experienced or may experience difficulty obtaining masks, gloves and stoppers for vials, all of which are required in our manufacturing and/or clinical and drug discovery operations. If these or any other third parties in our supply chain are or continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, or disruptions in freight and other transportation services and delivery distribution systems, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials, to meet our obligations to manufacture drugs for Janssen under our clinical manufacturing agreement, or to conduct our research, development and clinical operations.

●

The pandemic has already affected and may continue to affect our obligations and performance under our agreements with Janssen. In addition to the production issues described above caused by the syringe shortage, in March 2020, Janssen reduced its drug manufacturing order and requested that we delay shipment of drugs that we had already completed manufacturing. We cannot predict the likely potential adverse impact of COVID-19 on Janssen’s future purchase orders or our ability to complete the manufacturing required by those purchase orders.

●

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

●

The FDA and comparable foreign regulatory agencies may experience disruptions, have slower response times or be under-resourced to continue to monitor our clinical trials or to conduct required activities and review of our product candidates seeking regulatory review, or may prioritize review and approval of COVID-19 treatments and vaccines over other product candidates, and such disruptions could materially affect the development, timing and approval of our product candidates.

●

As a result of market volatility caused by continued effects of COVID-19 affecting the global economy, we may face difficulties raising capital through sales of our common stock or other securities at acceptable prices, on acceptable terms or at all.

The COVID-19 pandemic continues to evolve. The ultimate impact of the pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, our clinical manufacturing or clinical trial management agreements, the healthcare system or the global economy. Given the uncertainties, we may be unable to maintain operations as planned prior to the COVID-19 pandemic.

We currently have no source of product revenue and may never sustain profitability.

To date, we have not generated any revenues from commercial product sales. Our ability to generate revenue in the future from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to commercialize products successfully, including any current product candidates or any product candidates that we may develop, in-license or acquire in the future. Even if we are able to achieve regulatory approval for any current or future product candidates, we do not know when any of these products will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any of our product candidates also depends on a number of additional factors, including our ability to:

●	complete development activities, including the necessary clinical trials;

●	complete and submit new drug applications, or NDAs, to the US Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities such as the European Medicines Agency, or EMA;

●	establish our manufacturing operations;

●

develop a commercial organization capable of sales, marketing and distribution for our product candidates and any products for which we obtain marketing approval and intend to sell ourselves in the markets in which we choose to commercialize on our own;

●	find suitable distribution partners to help us market, sell and distribute our approved products in other markets;

●	obtain coverage and adequate reimbursement from third-party payers, including government and private payers;

●	achieve market acceptance for our products, if any;

●	establish, maintain and protect our intellectual property rights; and

●	attract, hire and retain qualified personnel.

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

Even if any of our product candidates were to successfully obtain approval from the FDA or comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval studies or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our other product candidates that we are developing or may discover, in-license, develop or acquire in the future. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for any of our product candidates, their commercial success will depend on a number of factors, including the following:

●	development of a commercial organization within XBiotech or establishment of a commercial collaboration with a commercial infrastructure;

●	establishment of commercially viable pricing and obtaining approval for adequate reimbursement from third-party and government payers;

●

our ability to manufacture quantities of our product candidates using commercially satisfactory processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

●	our success in educating physicians and patients about the benefits, administration and use of our product candidates;

●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

●	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

●	acceptance as a safe and effective therapy by patients and the medical community; and

●	a continued acceptable safety profile following approval.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on Clinical Research Organizations (CRO’s) and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual, day-to-day performance. We may experience delays in starting-up clinical trial sites in a timely manner, enrolling subjects in our trials, and may not be able to enroll a sufficient number of subjects to complete the trials. In addition, travel restrictions, shutdowns of or occupancy limitations on certain businesses, bans or restrictions on large public gatherings and declarations of states of emergency remain in effect in many cities, states and countries around the world in response to the ongoing COVID-19 pandemic. Spikes in the numbers of infected patients, the rise and spread of new COVID-19 variants, delays in vaccine distribution or administration, adverse reactions to existing or future COVID-19 vaccines or future similar regional or global health concerns could negatively affect our ability to recruit and retain subjects in clinical trials if they disproportionately impact the sites in which we conduct any of our trials, which would have a material adverse effect on our business and our results of operation and financial condition.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes several years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and any shifts in regulatory policy. These timetables may be further lengthened to the extent regulatory authorities prioritize review and approval of COVID-19 vaccine candidates over other product candidates. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of the product candidates we are developing or may discover, in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive marketing approval from the FDA or a comparable foreign regulatory authority for many reasons, including but not limited to:

●	disagreement over the design or implementation of our clinical trials;

●	failure to demonstrate that a product candidate is safe and effective;

●	failure of clinical trials to meet the level of statistical significance required for approval;

●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	disagreement over our interpretation of data from preclinical studies or clinical trials;

●	disagreement over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

●	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

●	irreparable or critical compliance issues relating to our manufacturing and/clinical trial processes; or

●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Even if we believe any completed, current or planned clinical trials are successful, the FDA or a comparable foreign regulatory authority may not agree that our completed clinical trials provide adequate data on the safety or efficacy of our product candidates, permitting us to proceed to additional clinical trials. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative impact on the regulatory process in others. We may not be able to file for regulatory approvals, and even if we file, we may not receive the necessary approvals to commercialize our products in any market.

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

Additionally, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of such product;

●	regulatory authorities may withdraw their approvals of such product;

●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

●	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

●

the FDA may require the establishment or modification of REMS or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our product and impose burdensome implementation requirements on us;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to subjects or patients;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

Even if our product candidates receive regulatory approval, they may still face future challenges, including ongoing regulatory oversight and marketing challenges.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or our manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;

●	impose restrictions on the marketing or manufacturing of the product candidates;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●

require us or any future collaborator to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

Even if we obtain regulatory approval for any of our product candidates, such product(s) may not gain market acceptance among physicians, healthcare payers, patients or the medical community within the U.S. or globally. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payers, including government payers, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications for which the product candidate is approved;

●	acceptance by physicians and patients of the product candidate as a safe and effective treatment;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the safety of product candidates seen in a broader patient group, including a product candidate’s use outside the approved indications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our products as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement and pricing by third-party payers and government authorities;

●	relative convenience and ease of administration;

●	the effectiveness of our sales and marketing efforts and those of our collaborators; and

●	unfavorable publicity relating to the product candidate or the Company.

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

In the last couple of years, XBiotech has positioned itself with a pipeline of potential drug candidates at all stages of development, from pre-clinical through Phase III clinical trial stage. Even though we have many drugs in development at this time, none of these research programs may succeed. There are several reasons why a drug program may fail, including the following:

●	In the development stage, we may be unable to develop a therapy, which would mean us succeeding in isolating appropriate antibodies to reach the clinical trial stage;

●	Any partnerships for the development of antibodies could fail to produce results that would necessitate clinical trials;

●	We may not receive approval from regulatory bodies to move from early stage clinical trials to later stage clinical trials;

●	Even if we are able to move to later stage clinical trials, it may prove to be difficult to enroll patients into the studies according to schedule, or at all;

●

During the clinical trial, there could be unexpected serious adverse events causing severe injury or death in patients, requiring us to cease further enrollment or causing regulatory authorities to place the trial on clinical hold for an indefinite period of time;

●

If a clinical trial is completed, we may not have the appropriate personnel to submit a marketing application to regulatory authorities for approval, and to further respond to the variety of follow up questions that regulatory authorities may have during the review process;

●	Regulatory authorities may reject drug candidates for a variety of reasons, preventing us from proceeding with marketing and commercialization of approved products; and

●	We may run out of the funds necessary to complete development for any of our potential drug candidates.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	termination of clinical trial sites or entire clinical trial programs;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to clinical trial subjects or patients;

●	loss of revenue;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize our product candidates.

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

As of December 31, 2020, we had 91 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical trials effectively, which we anticipate potentially being conducted at numerous clinical sites on a global scale;

●	identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;

●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

●	managing additional relationships with various strategic partners, suppliers and other third parties;

●	improving our managerial, development, operational and finance reporting systems and procedures; and

●	expanding our facilities.

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

Although we maintain insurance for employee injury to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

Business disruptions caused by natural disasters, infrastructure interruptions, COVID-19  or other public health threats could seriously harm our future revenues and financial condition and increase our costs and expenses.

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

●

Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

●	We might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

●	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

●	It is possible that our pending patent applications will not lead to issued patents.

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

●

Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●	We may not develop additional proprietary technologies that are patentable.

●	The patents of others may have an adverse effect on our business.

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

If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	abandon an infringing drug or therapy candidate;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; or

●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

Our stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	results of our clinical trials;

●	results of clinical trials of our competitors’ products;

●	regulatory actions with respect to our products or our competitors’ products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	competition from existing products or new products that may emerge;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	delisting of the Company’s common shares from the exchange on which they trade due to the Company not being in compliance with the listing requirements of the exchange;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	additions or departures of key management or scientific personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other shareholders;

●	market conditions for biopharmaceutical stocks in general; and

●	general economic and market conditions.

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

As of March 16, 2021 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 10.6 million shares or approximately 36% of our outstanding common stock, and could own approximately 13.3 million shares or approximately 41% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

●	delaying, deferring or preventing a change in control of the Company;

●	impeding a merger, consolidation, takeover or other business combination involving the Company; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

For US federal income taxation purposes, we will be a passive foreign investment company (PFIC) if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. In previous taxable years, we likely were a PFIC because our gross income consisted principally of interest. In 2020, however, the character of our gross income changed significantly as a result of the Janssen Agreements, and the determination of whether we were a PFIC in 2020 is uncertain. Moreover, the PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares. Because these rules are extremely complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the tax implications of acquiring, owning and disposing of our stock.

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

General Risk Factors

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 16, 2021, we had 29,458,762 common shares outstanding.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “smaller reporting company” with under $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

After the Janssen Transaction in December 2019 and the tender offer in February 2020, we had retained earnings of $97.6 million. We had a net loss of $11.2 million for the year ended December 31, 2020, compared to a net income of $668.6 million for the year ended December 31, 2019, and a net loss of $21.1 million for the year ended December 31, 2018. During the next year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. However, the term of the clinical manufacturing agreement will end on December 31, 2021.  In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2020, we had 91 employees.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. Following the end of 2021, the agreement will expire and we will not be entitled to receive any more such revenues. In addition, we entered into a transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab. Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2020, we have recorded total research and development expenses, including share-based compensation, of $219.3 million. Our total research and development expenses for the year ended December 31, 2020 was $9.5 million, compared to $24.1 million the year ended December 31, 2019, and $15.7 million for the year ended December 31, 2018. Share-based compensation accounted for $3.6 million for the year ended December 31, 2020, $1.6 million for the year ended December 31, 2019 and $0.7 million for the year ended December 31, 2018.

Research and development expenses as a percentage of total operating expenses was 34% for the year ended December 31, 2020, 77% for the year ended December 31, 2019, and 75% for the year ended December 31, 2018. The percentages, excluding stock-based compensation, were 36% for the year ended December 31, 2020, 81% for the year ended December 31, 2019 and 78% for the year ended December 31, 2018.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $18.2 million for the year ended December 31, 2020, $7.1 million for the year ended December 31, 2019 and $5.3 million for the year ended December 31, 2018. Share-based compensation accounted for $7.5 million for the year ended December 31, 2020, $1.7 million for the year ended December 31, 2019 and $1.0 million for the year ended December 31, 2018.

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

Determination of the Fair Value of Stock-Based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes option-pricing model and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our stock-based compensation expenses, net loss, and net loss per common share could be significantly different. We determine that the fair value of common stock as the closing price of the Company’s common stock as reported by NASDAQ on the option grant date.

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2020	2019	2018

Weighted-average grant date fair value per share	$12.23	$9.36	$4.38
Expected volatility	87%-97%	80%-97%	67%-80%
Risk-free interest rate	0.33%-1.87%	1.41%-2.64%	2.38%-3.12%
Expected life (in years)	5.38–10	5.38–10	1–10
Dividend yield	—	—	—

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

Income Taxes

We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, with the exception of certain Canada deferred tax assets that will reverse in a period in which they may be carried back, we have provided a valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment. We will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

Results of Operations

Revenue

Revenue during the year ended December 31, 2020, 2019 and 2018 are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
Manufacturing revenue	$18,000	$-	$-
Clinical Trial revenue	25,975	-	-
Other revenue	22	-	-
Total revenue	$43,997	$-	$-

We had not generated any revenue before the year 2020. Under the clinical manufacturing agreement with Janssen, for the year ended December 31, 2020, we have recorded $18.0 million as manufacturing revenue. Clinical trial revenue for the year ended December 31, 2020 is based on the Transition Services Agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $20.0 million pass-through revenue for two ongoing trials and $6.0 million mark-up revenue. The other revenue $22 thousand is generated from the grant of a non-exclusive license.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2020,2019 and 2018 are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold
Manufacturing cost	$12,859	$-	$-
Clinical trial cost	21,689	-	-
Total cost of goods sold	$34,548	$-

We had not incurred any cost of goods sold before the year 2020. The manufacturing cost for the year ended December 31, 2020 represents period expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the year ended December 31, 2020 is $21.7 million, which is the pass-through expenses for two ongoing trials and other related clinical trial department expenses.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$2,621	$6,291	$(3,670)	-58%	$6,291	$4,178	$2,113	51%
Laboratory and manufacturing supplies	879	4,699	(3,820)	-81%	4,699	2,027	2,672	132%
Clinical trials and sponsored research	84	4,787	(4,703)	-98%	4,787	2,087	2,700	129%
Stock-based compensation	3,558	1,635	1,923	118%	1,635	697	938	135%
Other	2,385	6,678	(4,293)	-64%	6,678	6,737	(59)	-1%
Total	$9,527	$24,090	$(14,563)	-60%	$24,090	$15,726	$8,364	53%

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

Research and development expenses decreased 60% to $9.5 million for year ended December 31, 2020 compared to $24.1 million for the year ended December 31, 2019. The decrease was mainly due to classification of certain expenses incurred in connection with the Janssen Transaction to cost of goods sold rather than research and development expense. Manufacturing department expenses related to the clinical manufacture agreement we entered into as part of the Janssen Transaction, as well as expenses pursuant to the Transition Services Agreement entered into as part of the Janssen Transaction were classified as cost of goods sold. Stock–based compensation expenses increased due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019.

Research and development expenses increased 53% to $24.1 million for year ended December 31, 2019 compared to $15.7 million for the year ended December 31, 2018. The research and development expenses increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was caused by the increase of laboratory and manufacturing supplies for the clinical trial opened in the third quarter of the year 2019. Labor costs also increased due to the bonus to employees and growing size of the research and development workforce. In addition, there was a $2.7 million increase in clinical trial and sponsored research expense due to the phase II trials opened in the third quarter of the year 2019.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Salaries and related expenses	$3,969	$1,345	$2,624	195%	$1,345	$1,107	$238	21%
Patent filing expense	525	801	(276)	-34%	801	836	(35)	(4% )
Stock-based compensation	7,537	1,723	5,814	337%	1,723	964	759	79%
Professional fees	2,678	1,701	977	57%	1,701	775	926	119%
Other	3,489	1,573	1,916	122%	1,573	1,587	(14)	(1% )
Total	$18,198	$7,143	$11,055	155%	$7,143	$5,269	$1,874	36%

General and administrative expenses increased 155% to $18.2 million for the year ended December 31, 2020 compared to $7.1 million for the year ended December 31, 2019. The stock-based compensation increase was mainly due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019. Salaries and related expense increased due to the bonus to the Chief Executive Officer in June 2020. Also, professional fees increased $1.0 million mainly due to professional and legal fees related to the tender offer completed in February 2020.

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

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income	$2,456	$564	$400
Gain from Janssen Transaction	-	750,000	-
Other income (loss)	(503)	10	4
Foreign exchange gain (loss)	3,496	(888)	(548)
Total	$5,449	$749,686	$(144)

The interest income for the year ended December 31, 2020 and 2019 was mainly from the interest generated from the Company’s Canadian bank account and escrow account. The other expense for the year ended December 31, 2020 was a charitable donation. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Euro, and the US dollar and the Canadian dollar in the year ended December 31, 2020 compared to 2019.

Other income for the year ended December 31, 2019 includes a $750 million gain from the business purchase agreement with Janssen in December. The $564 thousand of interest income for the year ended December 31, 2019 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange loss was mainly due to Canada local currency for income tax purposes different than its functional currency and the fluctuation between US dollar and Euro in the year ended December 31, 2019 compared to the year ended December 31, 2018.The $400 thousand of interest income for the year ended December 31, 2018 is mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange loss was mainly due to the fluctuation between US dollar and Euro in the year ended December 31, 2018.

Income Taxes

Overall income tax benefit for the year ended December 31, 2020 is $1.6 million primarily due to an estimated $1.8 million refund of prior year Canadian taxes through a carryback of current year losses and a $155 thousand deferred tax benefit in Canada.   In addition, there is additional 2020 current income tax expense of $261 thousand in the United States and $108 thousand in Germany deferred tax expense. Income tax expense for the year ended December 31, 2019 is $49.8 million due to the income generated from the Janssen Transaction. It includes $1.8 million United State income taxes, $48.0 million Canadian income taxes and $13 thousand deferred tax benefit in Canada. No income tax expense was recorded for the year ended December 31, 2018 due to losses and a full valuation allowance in all jurisdictions.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2020, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $110.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019, and $44 million revenue from the manufacturing agreement and clinical trial agreement in the year ended December 31, 2020. We will receive $75 million cash from the same transaction in 2021. During the next year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities.  At December 31, 2020, we had cash and cash equivalents of $237.4 million as compared to cash and cash equivalents of $714.6 million at December 31, 2019. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2020	2019	2018
Operating activities	$(65,149)	$(18,270)	$(16,537)
Investing activities	(3,727)	674,796	(122)
Financing activities	(409,724)	42,096	201
Effect of foreign exchange rate on cash and cash equivalents	1,372	149	513
Net change in cash and cash equivalents	$(477,228)	$698,771	$(15,945)

During the years ended December 31, 2020, 2019 and 2018, our operating activities used net cash of $65.1 million, $18.3 million, and $16.5 million respectively. The use of net cash in each of these periods primarily resulted from our net incomes and losses and the payment for income tax. The increase in the year ended December 31, 2020 is mainly caused by the 2019 income tax payment $54.1 million due to our net income for that year. Also, we generated revenue from Janssen Transaction in the year 2020. The increase in net loss from operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to the increase of laboratory and manufacturing supplies.

During the years ended December 31, 2020, 2019 and 2018, our investing activities changed net cash of $3.7, $674.8 million, and $0.1 million, respectively. The decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to no $675 million gain from the Janssen Transaction in the year 2019. The increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was due to the $675 million gain from the Janssen Transaction.

During the year ended December 31, 2020, our financing activities used net cash proceeds of $409.7 million and during the years ended December 31,2019 and 2018, our financing activities provided $42.1 million, and $0.2 million, respectively. During the year ended December 31, 2020, employees exercised stock options to purchase a total of 1.8 million shares of our common stock for approximately $10.3 million in net proceeds. On February 19, 2020, we used approximately $420 million to purchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020. During the year ended December 31, 2019, we sold 4.8 million shares under the Common Shares Purchase Agreement with Piper Jaffray & Co for net proceeds of approximately $38 million. Employees exercised stock options to purchase a total of 771 thousand shares of our common stock for approximately $3.8 million in net proceeds. During the year ended December 31, 2018, employees exercised stock options to purchase a total of 161 thousand shares of common stock for a total of approximately $0.2 million in net proceeds.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. Further, the clinical manufacturing agreement will expire on December 31, 2021, after which we do not expect to receive any additional revenue under that agreement.  As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $237.4 million.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Cost

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records accruals for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the clinical trial sites and third-party service providers. The Company’s accrual for clinical trial costs totaled $497 thousand at December 31, 2020.

Auditing the Company’s accruals for clinical trials is challenging due to the fact that information necessary to estimate the accrual includes significant assumptions derived from patient visits and project duration, and such assumptions are accumulated from multiple sources. Specifically, in certain circumstances, the determination of the nature and level of services received during the reporting period requires judgement because the timing and pattern of the vendor invoicing may not correspond to the timing and level of services provided and there may be a delay in invoicing from clinical trial sites and third party service providers.

How we Addressed the Matter in Our Audit

To evaluate the accrual for clinical trial cost, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, patient visits and project duration, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials with the Company’s clinical trial management team by performing inquiries of management, obtaining evidence directly from active patient sites, and verifying the active patient sites and currently enrolled patients to contracts or other third party documentation. We performed a look back analysis to identify and evaluate material inconsistencies within the historically recorded accruals and actual amounts realized through the current period. We also obtained subsequent invoices received from such third parties and any pending change orders to assess the impact to the recorded accruals through our report date and compared that to the accrued clinical trial cost as of the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Austin, Texas

March 16, 2021

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$237,366	$714,594
Accounts receivable	4,113	-
Escrow receivable	75,063	-
Deferred cost of goods sold	2,177	-
Income tax receivable	6,574	-
Prepaid expenses and other current assets	582	1,669
Total current assets	325,875	716,263
Escrow receivable	-	75,000
Deferred tax asset	533	443
Property and equipment, net	27,336	25,171
Total assets	$353,744	$816,877

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,491	$2,149
Accrued expenses	1,351	4,180
Contract liabilities	-	4,500
Income tax payable	142	49,361
Total current liabilities	3,984	60,190
Long-term liabilities:
Income tax payable	1,121	1,056
Total liabilities	5,105	61,246

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 29,304,396 and 41,519,633 shares outstanding at December 31, 2020 and December 31, 2019, respectively	249,805	324,808
Accumulated other comprehensive loss	1,266	(106)
Retained earnings	97,568	430,929
Total shareholders’ equity	348,639	755,631

Total liabilities and shareholders’ equity	$353,744	$816,877

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Manufacturing revenue	$18,000	$-	$-
Clinical trial service revenue	25,975	-	-
Other revenue	22	-	-
Total revenue	43,997	-	-
Cost of goods sold:
Manufacturing cost	12,859	-	-
Clinical trial cost	21,689	-	-
Total cost of goods sold	34,548	-	-
Gross margin	9,449	-	-

Operating expenses:
Research and development	9,527	24,090	15,725
General and administrative	18,198	7,143	5,269
Total operating expenses	27,725	31,233	20,994
Loss from operations	(18,276)	(31,233)	(20,994)

Other income (loss):
Interest income	2,456	564	400
Gain from Janssen Transaction	-	750,000	-
Other income (loss)	(503)	10	4
Foreign exchange gain (loss)	3,496	(888)	(548)
Total other income (loss)	5,449	749,686	(144)
Income before income taxes	(12,827)	718,453	(21,138)
Provision for income taxes	1,606	(49,824)	-
Net income (loss)	$(11,221)	$668,629	$(21,138)
Net income (loss) per share—basic	$(0.36)	$17.17	$(0.59)
Shares used to compute basic net income (loss) per share	30,823,458	38,945,468	35,804,304
Net income (loss) per share—diluted	$(0.36)	$14.44	$(0.59)
Shares used to compute diluted net income (loss) per share	30,823,458	46,319,457	35,804,304

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(11,221)	$668,629	$(21,138)
Foreign currency translation adjustment	1,372	149	513
Comprehensive income (loss)	$(9,849)	$668,778	$(20,625)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of	Common Stock	Accumulated Other Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

Balance at December 31, 2017	35,439	$277,492	$(768)	$(216,562)	$60,162
Net loss	-	-	-	(21,138)	(21,138)
Foreign currency translation adjustment	-	-	513	-	513
Issuance of common stock, net of issuance cost	300	-	-	-	-
Issuance of common stock under stock option plan	161	401	-	-	401
Subscription receivable	-	(200)	-	-	(200)
Share-based compensation expense	-	1,660	-	-	1,660
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net income	-	-	-	668,629	668,629
Foreign currency translation adjustment	-	-	149	-	149
Issuance of common stock, net of issuance cost	4,848	38,062	-	-	38,062
Issuance of common stock under stock option plan	771	3,835	-	-	3,835
Subscription receivable	-	(102)	-	-	(102)
Collection of stock subscription receivable	-	302	-	-	302
Share-based compensation expense	-	3,358	-	-	3,358
Balance at December 31, 2019	41,519	$324,808	(106)	430,929	755,631
Net loss	-	-	-	(11,221)	(11,221)
Tender offer	(14,000)	(97,860)	-	(322,140)	(420,000)
Foreign currency translation adjustment	-	-	1,372	-	1,372
Issuance of common stock under stock option plan	1,785	10,276	-	-	10,276
Share-based compensation expense	-	12,581	-	-	12,581
Balance at December 31, 2020	29,304	$249,805	$1,266	$97,568	$348,639

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities
Net income (loss)	$(11,221)	$668,629	$(21,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,238	2,361	2,433
Share-based compensation expense	12,581	3,358	1,660
Gain from Janssen Transaction	-	(675,000)	-
Deferred tax asset	(90)	(444)	-
Changes in operating assets and liabilities:
Account receivable	(4,113)	-	-
Income tax receivable	(6,574)	-	-
Deferred cost of goods sold	(2,177)	-	-
Escrow receivable	(63)	(75,000)	-
Prepaid expenses and other current assets	1,087	(472)	372
Accounts payable	(334)	496	(78)
Accrued expenses	(2,829)	2,888	229
Contract liabilities	(4,500)	4,500	-
Other taxes payable	(49,219)	49,361	-
Deferred rent	-	(3)	(15)
Income tax payable	65	1,056
Net cash used in operating activities	(65,149)	(18,270)	(16,537)

Investing activities
Purchase of property and equipment	(3,727)	(204)	(122)
Cash received from Janssen Transaction	-	675,000	-
Net cash provided by investing activities	(3,727)	674,796	(122)

Financing activities
Issuance of common stock and warrants, net	(420,000)	38,062	-
Issuance of common stock under stock option plan	10,276	3,732	201
Collection of subscription receivable	-	302	-
Net cash provided by financing activities	(409,724)	42,096	201
Effect of foreign exchange rate on cash and cash equivalents	1,372	149	513

Net change in cash and cash equivalents	(477,228)	698,771	(15,945)
Cash and cash equivalents, beginning of period	714,594	15,823	31,768
Cash and cash equivalents, end of period	$237,366	$714,594	$15,823

Supplemental Information:
Accrued purchases of property and equipment	676	-	-
Subscription receivable	-	302	200
Income tax paid	54,087	-	-

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $237.4 million at December 31, 2020, will enable the Company to achieve several major inflection points, including potential new clinical studies with its lead product candidate. The Company expect to have sufficient cash through one year from the report issuance date.

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

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. While these agreements are not considered contracts with a customer based on the terms thereof, the Company is applying the revenue recognition guidance by analogy.

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

Under ASC 606, an entity recognizes revenue when (or as) its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 (or for those analogized to it), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts (including by analogy) when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the counterparty. At contract inception, once the contract is determined to be within the scope of or analogized to ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Manufacturing Revenue

The Company has a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for up to two years, though Janssen may terminate the contract for any reason with 60-days’ notice. Quantities are estimated for the two-year period, but are only binding on the Company and Janssen for the next four months of each period, other than by the 60-day notice termination. If, during any calendar quarter, the Company fails to deliver all of the Clinical Products ordered by Janssen, subject to our agreed upon capacity, the next quarter’s fee is reduced proportionately for the shortfall volume. Negative adjustments may also occur for delivered clinical products that do not meet quality specifications, though the Company expects meet these standards.

Clinical Trial Service Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. The arrangement may continue as long as the clinical trials are ongoing; however, Janssen may terminate the contract at any time with 30 days notice.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with third party service providers conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

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

Share-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,
	2020	2019	2018

Research and development	$3,558	$1,635	$696
General and administrative	7,537	1,723	964
Cost of goods sold	1,486	-	-
Total share-based compensation expense	$12,581	$3,358	$1,660

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2020	2019	2018

Weighted-average grant date fair value per share	$12.23	$9.36	$4.32
Expected volatility	87%-97%	80%-97%	67%-80%
Risk-free interest rate	0.33%-1.87%	1.41%-2.64%	2.38%-3.12%
Expected life (in years)	5.38–10	5.38–10	1–10
Dividend yield	—	—	—

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

At December 31, 2020 and 2019, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2020 and 2019, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements, vehicles and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

●	Furniture and fixtures (years)	7
●	Office equipment (years)	5
●	Scientific equipment (years)	5
●	Vehicles (years)	5
●	Mobile facility (years)	27.5
●	Building (years)	39

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2020.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. Substantially all of the Company’s operations are in the U.S. geographic segment.

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

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated subsequent events through the date of filing this Form 10-K.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard will become effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 as of January 1, 2020. The adoption of ASU 2019-12 resulted in no material impact to the Company's financial statements.

3. Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the year ended December 31, 2020, the Company has recorded $18.0 million of manufacturing revenue and $26.0 million of clinical trial service revenue.

In the year 2020, we received $18.0 million in payments from Janssen based on billing schedules established in the contract on December 30, 2019 for drug manufacturing and $21.9 million in payments from Janssen for clinical trial service.

4. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Computer and office equipment	$557	$482
Furniture and fixtures	130	183
Land	1,418	1,418
Leasehold improvements	-	802
Scientific equipment	14,433	12,592
Vehicle	82	30
Building	21,013	21,013
Mobile facility	189	194
Construction in process	2,625	186
Accumulated depreciation	(13,111)	(11,729)
	$27,336	$25,171

Depreciation expenses related to property and equipment amounted to approximately $2.2 million, $2.4 million, and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Construction in process is related to research and development and manufactory equipment. Depreciation expense is recorded to cost of goods sold, research and development and general and administrative expense line items on the Consolidated Statements of Operations (in thousands).”

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2020, and 2019 (in thousands):

	2020	2019
Accrued compensation and related expenses	443	337
Accrued professional fees	174	566
Accrued clinical trial expenses	497	3,082
Other	237	195
	$1,351	$4,180

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

On February 19, 2020, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 14,000,000 shares of its common stock, $0.01 par value per share, at a price of $30 per share, for an aggregate cost of approximately $420.0 million, excluding fees and expenses related to the tender offer. These shares represented approximately 32.67 percent of the shares outstanding. $6.99 per share or total of $97.9 million of these shares repurchases have been classified to reduce common stock and $23.34 per share or total of $322.1 million of these shares repurchases have been classified to reduce retained earnings in the accompanying consolidated balance sheet as of December 31, 2020.

From January through December 31, 2020, 1.8 million shares of common stock were issued upon the exercise of stock options at a price of $2.71 to $19.09 per share for total proceeds of $10.3 million.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2017	5,303,624	2.50-21.99	$7.69
Granted	1,153,500	2.50-5.93	4.32
Exercised	(160,500)	2.50	2.50
Forfeitures	(761,185)	2.50-19.09	6.12
Options outstanding at December 31, 2018	5,535,439	2.50-21.99	$7.30
Granted	2,563,500	5.15-19.87	9.36
Exercised	(771,376)	2.5-15	4.62
Forfeitures	(361,833)	2.50-16.50	7.53
Options outstanding at December 31, 2019	6,965,730	2.71-21.99	6.09
Granted	230,500	8.89-21.80	16.85
Exercised	(1,784,763)	2.71-19.09	6.08
Forfeitures	(84,042)	4.26-21.80	8.55
Options outstanding at December 31, 2020	5,327,425	2.71-21.99	6.09

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2020, 2019 and 2018, was $12.23, $9.36 and $2.97, respectively. Options with an intrinsic value of $(6.10), $(10.25) and $(2.22), became vested during 2020, 2019 and 2018, respectively. The total intrinsic value of options exercisable and total options outstanding on December 31, 2020 and December 31, 2019 was $30.0 million and $42.4 million respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $12.9 million, $2.0 million, and $1.7 million, respectively.

As of December 31, 2020, there was approximately $6.3 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.85 years.

8. Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(11,221)	$668,629	$(21,138)
Weighted-average number of common shares—basic	30,823,458	38,945,468	35,804,304
Net income (loss) per share—basic	$(0.36)	$17.17	$(0.59)
Weighted-average number of common shares—diluted	30,823,458	46,319,457	35,804,304
Net income (loss) per share—diluted	$(0.36)	$14.44	$(0.59)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2020	2019	2018
Stock options	5,327,425	6,965,730	5,535,439
Warrants to purchase common stock	-	-	-
Total	5,327,425	6,965,730	5,535,439

9. Income Taxes

The components of income before income taxes are as follows (in thousands):

(In thousands)	Years Ended December 31,
	2020	2019	2018
United States	$(851)	$53,971	$(5,102)
Canada	(12,553)	664,689	(15,404)
Other Foreign	577	(207)	(632)
Total	$(12,827)	$718,453	$(21,138)

The components of the provision for income taxes are as follows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Current	2020	2019	2018
United States	$262	$1,806	-
Canada	(1,821)	48,031	-
Other Foreign	-	-	-
Total	$(1,559)	49,837	-
Deferred
United States	-	-	-
Canada	(155)	(13)	-
Other Foreign	108	-	-
Total	(47)	(13)	-

Total income tax expense	$(1,606)	$49,824	$-

The provision for income taxes differs from the amount computed by applying the Canada statutory rate to pre-tax income as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018

Income tax benefit computed at federal tax rate	27.0%	27.0%	26.0%
Capital gains and foreign exchange	1.2%	(13.0)%	-
Change in valuation allowance	(37.3)%	(6.3)%	(20.3% )
Tax Credits generated	34.5%	-	-
Prior year adjustments	1.7%	(0.4)%	(2.3% )
Changes in Uncertain Tax Positions	(7.7)%	0.2%	-
Stock compensation and other	(6.9)%	(0.6)%	(3.4)%
Total	12.5%	6.9%	—%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. TJCA significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. TCJA reduced the U.S corporate tax rate from 35% to 21%, effective January 1, 2018.

In connection with TJCA, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s’ deferred tax balance was offset by application of its valuation allowance. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020, 2019, and 2018 are as follows (in thousands):

	2020	2019	2018

Deferred tax assets:
Noncapital losses	$60	$43	$43,474
Research and other credits	3,020	-	3,119
Stock based compensation	4,036	2,354	1,712
Share issue costs	610	587	128
Accrued liabilities	194	699	229
Foreign Exchange	950	-	-
Deferred rent	-	-	1

Total deferred tax assets	8,870	3,683	48,663

Deferred tax liabilities:
Depreciation	592	348	166
Prepaid assets	52	98	55
Foreign exchange	108	-	-
Total deferred tax liabilities	752	446	221
Net deferred tax asset	8,118	3,237	48,442
Valuation allowance for deferred tax assets	(7,585)	(2,794)	(48,442)
Net deferred tax asset including valuation allowance	$533	$443	$—

As of December 31, 2020, 2019, and 2018, the Company had unused net operating losses of approximately $0.1 million each year in both Switzerland and Japan, approximately $0, $0, and $141.7 million in Canada, and $0, $0, and $30.9 million in the U.S.,  respectively, available to reduce taxable income of future years. The tax benefit of net operating losses begins to expire in 2022 in Switzerland and Japan.

As of December 31, 2020, 2019, and 2018, the Company had unused research and other tax credits of approximately $4.0 million, $0, and $3.1 million in the U.S. available to reduce tax in future years. The tax benefit of the credits begins to expire in 2029 if unused.

The valuation allowance increased by $4.8 million during the year ended December 31, 2020 primarily due to stock compensation and the generation of additional tax credit carryforwards. The valuation allowance decreased by $45.6 million during the year ended December 31, 2019 due to the usage of substantially all net operating losses and tax credit carryforwards as a result of the Janssen Transaction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  With the exception of certain items that will generate cash refunds through loss carryback claims in the next two years, the Company has established a full valuation allowance in the U.S., Switzerland, Japan and a partial valuation allowance on certain deferred tax assets in Canada due to uncertainties regarding the realization of these deferred tax assets based upon the Company’s lack of earnings history, and the Company’s expectation to continue incurring significant expenses for the foreseeable future.

The Company has not provided Canadian income taxes or withholding taxes on the undistributed earnings of the U.S. subsidiary or the excess of the financial reporting over the tax basis of our investment in the U.S. subsidiary as of December 31, 2020 because these amounts are considered to be indefinitely reinvested in the U.S. The Company intends to use available cash to expand our research and development and manufacturing facilities, and also fund the development of our manufacturing processes. The amount of the outside basis difference that is indefinitely reinvested is $7.1 million as of December 31, 2020.  Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Balance as of January 1	1,056	0	0
Additions based on tax positions related to the current year	49	46	0
Additions for tax positions of prior years	955	1,010	0
Reductions for tax positions of prior years	0	0	0
Settlements	0	0	0
Balance at December 31	2,060	1,056	-

The Company recognized interest and penalties related to unrecognized tax benefits of $27 thousand, $0, and $0 are included as a component of income tax expense for the years ended December 31, 2020, 2019, and 2018, respectively.   As of December 31, 2020, 2019, and 2018, there are $1.1 million, $1.1 million, and $0, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.  None of the positions are expected to significantly increase or decrease within 12 months.

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

10. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the year ended December 31, 2020 and 2019 is presented below (in thousands except per share data):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(2,171)	$(6,514)	$(4,670)	$(4,922)
Net Loss	(14)	(6,844)	(2,526)	(1,838)
Net loss per share—basic and diluted	(0.00)	(0.24)	(0.09)	(0.06)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(5,805)	$(6,006)	$(6,111)	$(13,311)
Net income (loss)	(5,864)	(5,852)	(6,150)	686,495
Net income (loss) per share—basic	(0.16)	(0.16)	(0.15)	16.67
Net income (loss) per share—diluted	(0.16)	(0.16)	(0.15)	14.82

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 29, 2021 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders to be held on June 18, 2021.

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

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 27, 2015)

4.1*	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.12+

Board Member Agreement, dated as of July 10, 2019, by and between XBiotech Inc. and Peter Libby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.13†

IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.14†

Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.15†

Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to  Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.16+	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2020)

10.17+	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2020)

21.1*	List of subsidiaries

23.1*	Consent of Ernst & Young LLP

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the year  ended December 31, 2020, formatted in Inline Xtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

+	Indicates management contract or compensatory plan

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2021.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ JOHN SIMARD	March 16, 2021
John Simard, Chief Executive Officer (Principal Executive Officer) and Director

/S/ QUEENA HAN	March 16, 2021
Queena Han, Vice President of Finance & Human Resources (Principal Financial Officer and Principal Accounting Officer)

/S/ W. THORPE MCKENZIE	March 16, 2021
W. Thorpe McKenzie, Director

/S/ Jan-Paul Waldin	March 16, 2021
Jan-Paul Waldin, Director

/S/ Donald MacAdam	March 16, 2021
Donald MacAdam, Director

/S/ Peter Libby	March 16, 2021
Peter Libby, Director