Form 10-Q
period 2021-03-31
XBiotech Inc.
filed 2021-05-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company•	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2021, there were 29,983,801 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2021

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2020 filed with the SEC on March 16, 2021, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$239,879	$237,366
Accounts receivable	1,688	4,113
Escrow receivable	75,063	75,063
Deferred cost of goods sold	1,633	2,177
Income tax receivable	3,348	6,574
Prepaid expenses and other current assets	6,288	582
Total current assets	327,899	325,875
Deferred tax asset	533	533
Property and equipment, net	27,508	27,336
Total assets	$355,940	$353,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,238	$2,491
Accrued expenses	1,341	1,351
Income tax payable	142	142
Total current liabilities	2,721	3,984
Long-term liabilities:
Income tax payable	1,121	1,121
Total liabilities	3,842	5,105

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock and additional paid in capital, no par value, unlimited shares authorized, 29,982,801 and 29,304,396 shares outstanding at March 31, 2021 and December 31, 2020, respectively	255,513	249,805
Accumulated other comprehensive income	1,585	1,266
Accumulated equity	95,000	97,568
Total shareholders’ equity	352,098	348,639

Total liabilities and shareholders’ equity	$355,940	$353,744

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Month Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$4,500	$3,000
Clinical trial service revenue	350	9,681
Total revenue	4,850	12,681
Cost of goods sold
Manufacturing cost	2,035	2,166
Clinical trial cost	269	7,508
Total cost of goods sold	2,304	9,674
Gross margin	2,546	3,007

Operating expenses:
Research and development	4,634	1,155
General and administrative	1,465	4,023
Total operating expenses	6,099	5,178
Loss from operations	(3,553)	(2,171)

Other income (loss):
Interest income	109	1,898
Other expense	(10)	-
Foreign exchange gain (loss)	409	(93)
Total other income	508	1,805
Loss before income taxes	(3,045)	(366)
Provision (benefit) for income taxes	(477)	(352)
Net loss	$(2,568)	$(14)
Net loss per share—basic and diluted	$(0.09)	$(0.00)
Shares used to compute basic net loss per share	29,423,727	36,169,493

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)

Net loss	$(2,568)	$(14)
Foreign currency translation adjustment	319	90
Comprehensive loss	$(2,249)	$(76)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

		Common Stock and	Accumulated Other
	Number of Shares	Additional Paid in Capital	Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total
Balance at December 31, 2020	29,304	249,805	1,266	97,568	$348,639
Net loss	-	-	-	(2,568)	(2,568)
Foreign currency translation adjustment	-	-	319	-	319
Issuance of common stock under stock option plan	679	4,772	-	-	4,772
Share-based compensation expense	-	936	-	-	936
Balance at March 31, 2021	29,983	$255,513	$1,585	$95,000	$352,098

		Common Stock and	Accumulated Other
		Additional Paid in	Comprehensive	Accumulated Equity
	Number of Shares	Capital	Income (Loss)	(Deficit)	Total
Balance at December 31, 2019	41,519	324,808	(106)	430,929	$755,631
Net loss	-	-	-	(14)	(14)
Tender offer buyback	(14,000)	(93,240)	-	(326,760)	(420,000)
Foreign currency translation adjustment	-	-	90	-	90
Issuance of common stock under stock option plan	1,334	7,918	-	-	7,918
Share-based compensation expense	-	3,456	-	-	3,456
Balance at March 31, 2020	28,853	$242,942	$(16)	$104,155	$347,082

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities
Net loss	$(2,568)	$(14)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	621	558
Share-based compensation expense	936	3,456
Changes in operating assets and liabilities:
Account receivable	2,425	(9,681)
Income tax receivable	3,225	(3,793)
Deferred cost of goods sold	544	(1,703)
Prepaid expenses and other current assets	(1,955)	489
Accounts payable	(1,409)	3,470
Accrued expenses	(10)	(2,815)
Deferred revenue	-	(3,000)
Income tax payable	-	(47,640)
Net cash provided by (used in) operating activities	1,809	(60,673)

Investing activities
Purchase of property and equipment	(637)	(389)
Net cash used in investing activities	(637)	(389)

Financing activities
Share repurchases of common stock and warrants, net	-	(420,000)
Issuance of common stock under stock option plan	1,022	7,918
Net cash provided by (used in) financing activities	1,022	(412,082)
Effect of foreign exchange rate on cash and cash equivalents	319	90

Net change in cash and cash equivalents	2,513	(473,054)
Cash and cash equivalents, beginning of period	237,366	714,594
Cash and cash equivalents, end of period	$239,879	$241,540

Supplemental information:
Accrued purchases of property and equipment	156	32

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.           Organization

XBiotech Inc. (XBiotech or the Company) was incorporated in Canada on March 22, 2005. XBiotech USA, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware, United States in November 2007. XBiotech Switzerland AG, a wholly-owned subsidiary of the Company, was incorporated in Zug, Switzerland in August 2010. XBiotech Japan K.K., a wholly-owned subsidiary of the Company, was incorporated in Tokyo, Japan in March 2013. XBiotech Germany GmbH, a wholly-owned subsidiary of the Company, was incorporated in Germany in January 2014. XBiotech Switzerland AG and XBiotech Japan K.K were dissolved in March 2021. The Company’s headquarters are located in Austin, Texas.

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

With the manufacturing capability to produce its True Human™ anti-inflammatory antibody therapy, in 2010, the Company began a clinical trial program. The first clinical trial program at MD Anderson Cancer Center began treating the sickest cancer patients irrespective of tumor type. Soon thereafter, the Company used the same antibody therapy in various clinical studies at treatment centers around the United States (U.S.) and abroad to investigate the anti-inflammatory effects of its antibody in patients that had vascular disease, leukemia, type 2 diabetes, psoriasis or acne.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $239.9 million at March 31, 2021, will enable the Company to achieve several major inflection points, including potential new clinical studies with its lead product candidate. The Company expects to have sufficient cash through one year from the report issuance date.

2.           Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at March 31, 2021 and December 31, 2020, the shareholder’s equity at March 31 2021 and December 31, 2020, the results of its operations and comprehensive loss for the three month periods ended March 31, 2021 and 2020, and the cash flows for the three month periods ended March 31, 2021 and 2020.

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

XBiotech is still in the research and development phase. Although the company is providing certain contract manufacturing and clinical trial services, the eventual output of the Company’s intended ordinary activities will be the licensing of intellectual property and/or sale of commercialized compounds for use in pharmaceutical treatment of disease, not the performance of manufacturing of development stage compounds or clinical trials for others. Although Janssen is not a customer, as these services are not the output of XBiotech’s ordinary activities, the Company evaluated the terms of the agreements and has analogized to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) for clinical manufacturing and clinical trial services revenue recognition.

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

Manufacturing Revenue

The Company has a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for up to two years, though Janssen may terminate the contract for any reason with 60-days’ notice. Quantities are estimated for the two-year period, but are only binding on the Company and Janssen for the next four months of each period, other than by the 60-day notice termination. If, during any calendar quarter, the Company fails to deliver all of the Clinical Products ordered by Janssen, subject to our agreed upon capacity, the next quarter’s fee is reduced proportionately for the shortfall volume. Negative adjustments may also occur for delivered clinical products that do not meet quality specifications, though the Company expects to meet these standards.

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

The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of its taxable income or loss for the full fiscal year. The Company has accumulated significant deferred tax assets that reflect the tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, the Company offsets certain deferred tax assets with a valuation allowance. The Company may in the future determine that certain deferred tax assets are more-likely-than-not to be realized, in which case the Company will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its statement of operations in that period.

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

Share-based compensation expense recognized for the three months ended March 31, 2021 and 2020 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended
	March 31,
	2021	2020
Research and development	$363	$533
General and administrative	512	2,144
Cost of goods sold	61	779
Total share-based compensation expense	$936	$3,456

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2021			2020
Dividend yield		-			-
Expected volatility	85%	-	86%	88%	-	91%
Risk-free interest rate	0.5%	-	1.1%	0.5%	-	1.87%
Expected life (in years)		6.25		6.25	-	10
Weighted-average grant date fair value per share		$13.82			$12.08

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

At March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2021 and December 31, 2020, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2021.

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

3.           Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the three months ended March 31, 2021, the Company has recorded $4.5 million of manufacturing revenue and $350 thousand of clinical trial service revenue.

4.           Property and Equipment

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Manufacturing equipment	$4,006	$3,966
Winnebago building	21,020	20,473
Other fixed assets	2,482	2 ,897
Total property and equipment	$27,508	$27,336

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

From January through March 31, 2021, 0.7 million shares of common stock were issued upon the exercise of stock options at a price of $3.27 to $14.18 per share for total proceeds of $1.0 million. On March 22, 2021, John Simard, CEO, exercised 500 thousand options. The Company proceeds of $3.8 million along with $2.2 million of tax withholding associated with his stock option exercises were not received by the Company until April 2021. As such, the $3.8 million along with $2.2 million of tax withholding have been classified to prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2021.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	6.09
Granted	18,000	$17.41	-	19.92	19.15
Exercised	(678,405)	$3.27	-	$14.18	7.03
Forfeitures	(65,833)	$4.14	-	$19.39	9.30
Options outstanding at March 31, 2021	4,601,187	$2.71	-	$21.99	9.98

As of March 31, 2021, there was approximately $5.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.8 years.

7.           Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for the quarter ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,568)	$(14)
Weighted-average number of common shares—basic and diluted	29,423,727	36,169,493
Net loss per share—basic and diluted	$(0.09)	$(0.00)

8.           Income Taxes

During the three months ended March 31, 2020, the Company recorded an income tax benefit of $352 thousand. During the three months ended March 31, 2021, the Company recorded an income tax benefit of $477 thousand. The forecasted 2021 annual effective tax rate of 23.2% has been applied to net income before income taxes for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 was 15.7% included amounts recorded for discrete events.

The difference in the 27% Canadian statutory tax rate and the annual forecasted effective tax rate is primarily a result of the jurisdictional mix of earnings and losses, valuation allowances, and permanently disallowed stock compensation expenses. The Company maintains a valuation allowance against all deferred tax assets in Germany and the US, and certain deferred tax assets in Canada in the current and forecasted annual periods that we concluded are not more-likely-than-not to be realizable. The forecasted income tax benefit is primarily related to the ability to carry back losses in Canada to a prior year.

As of  December 31, 2020, there are $2.1 million of unrecognized tax benefits recorded as a liability on the Company’s financials. There was no change in the liability during the three months ended March 31, 2021.

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

After the Janssen Transaction in December 2019 and the tender offer in February 2020, we had retained earnings of $95.0 million. We had net losses of $2.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. During the next year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. However, the term of the clinical manufacturing agreement will end on December 31, 2021. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of March 31, 2021, we had 95 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2021, we have recorded total research and development expenses, including share-based compensation, of $223.9 million. Our total research and development expenses for the three months ended March 31, 2021 and 2020 were $4.6 million and $1.2 million, respectively. Share-based compensation accounted for $363 thousand and $533 thousand for the three months ended March 31, 2021 and 2020, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2021 and 2020 were 76% and 22%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2021 and 2020, were 82% and 25%, respectively.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2021 and 2020 were $1.5 million and $4.0 million, respectively. Share-based compensation accounted for $0.5 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2021 and 2020 were 24% and 78%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2021 and 2020, were 18% and 75%, respectively.

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

Results of Operations

Revenue

Revenue during the three months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Manufacturing revenue	$4,500	$3,000
Clinical Trial revenue	350	9,681
Total revenue	$4,850	$12,681

Under the clinical manufacturing agreement with Janssen, we have recorded $4.5 and 3.0 million as manufacturing revenue for the three months ended March 31, 2021 and 2020, respectively. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $269 thousand pass-through revenue for the two trials and $81 thousand mark-up revenue for the three months ended March 31,2021 and $7.4 million pass through revenue and $2.2 million mark-up revenue for the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold
Manufacturing cost	$2,035	$2,166
Clinical trial cost	269	7,507
Total cost of goods sold	$2,304	$9,673

The manufacturing cost for the three months end March 31, 2021 and 2020 represents period expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months end March 31, 2021 and 2020 is the pass-through expenses for two trials and other related clinical trial department expenses.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$1,556	$321	$1,235	385%
Laboratory and manufacturing supplies	882	124	758	611%
Clinical trials and sponsored research	325	-	325	-
Stock-based compensation	363	533	(170)	-32%
Other	1,508	177	1,331	752%
Total	$4,634	$1,155	$3,479	301%

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

Research and development expenses increased $3.5 million to $4.6 million for the three months ended March 31, 2021, compared to $1.2 million for the three months ended March 31, 2020. The increase was mainly due to the reclassification of expense. A portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 compared to all manufacturing department expensed being reclassed to cost of goods sold in 2020, as all such expense incurred in 2020 were related to the clinical trial manufacturing agreement in the Janssen Transaction. Also, clinical trial expense in the three months ended March 31, 2021 is generated from the preparation for the new trials. We did not incur clinical trial expenses for the three months ended March 31, 2020, as all such expenses incurred were pursuant to the transition services agreement entered into as part of the Janssen Transaction.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$256	$258	$(2)	-1%
Patent filing expense	136	139	(3)	-2%
Stock-based compensation	512	2,144	(1,632)	-76%
Professional fees	463	938	(475)	-51%
Other	98	544	(446)	-82%
Total	$1,465	$4,023	$(2,558)	-64%

General and administrative expense decreased $2.6 million to $1.50 million for the three months ended March 31, 2021, compared to $4.0 million for the three months ended March 31, 2020. The decrease was primarily related to stock–based compensation expenses to the Chief Executive Officer in the fourth quarter of 2019 which were fully vested in the year 2020. In addition, professional fees decreased $0.5 million mainly due to professional and legal fees in the three months ended March 31, 2020 related to the tender offer completed in February 2020. Also, there was a $0.4 million decrease in other expense, because of the amortization of D&O insurance.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$109	$1,898
Other income	(10)	-
Foreign exchange gain (loss)	409	(93)
Total	$508	$1,805

The interest income for the three months ended March 31, 2021 and 2020 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between the US dollar and the Euro in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2021, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $308.4 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019, and $4.9 million revenue from the manufacturing agreement and clinical trial agreement for the three months period ended as of March 31, 2021. We are expected to receive $75 million cash as the escrow receivable from the same transaction in second quarter of 2021. During this year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. At March 31, 2021, we had cash and cash equivalents of $239.9 million as compared to cash and cash equivalents of $241.5 million at March 31, 2020. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2021	2020
Operating activities	$1,809	$(60,673)
Investing activities	(637)	(389)
Financing activities	1,022	(412,082)
Effect of foreign exchange rate on cash and cash equivalents	319	90
Net change in cash and cash equivalents	$2,513	$(473,054)

During the three months ended March 31, 2021 and 2020, our operating activities generated net cash $1.8 million and used net cash $60.7 million, respectively. The change in cash from operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was mainly due to the $51.1 million income tax payment in 2020.

During the three months ended March 31, 2021 and 2020, our investing activities used net cash of $637 thousand and $389 thousand, respectively. The increase was due to costs incurred on the construction of the building extension and warehouse.

During the three months ended March 31, 2021, our financing activities provided net cash of $1.0 million, compared to used net cash of $412.1 million in the three months ended March 31, 2020. During the three months ended March 31, 2021, employees exercised stock options to purchase a total of 0.7 million shares of our common stock for approximately $1.0 million in net proceeds. During the three months ended March 31, 2020, we used approximately $420 million to repurchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020. During the three months ended March 31, 2020, employees exercised stock options to purchase a total of 1.3 million shares of our common stock for approximately $7.9 million in net proceeds.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. Further, the clinical manufacturing agreement will expire on December 31, 2021, after which we do not expect to receive any additional revenue under that agreement. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $239.9 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

Date: May 10, 2021	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2021	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)