Form 10-Q
period 2021-06-30
XBiotech Inc.
filed 2021-08-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, there were 30,378,209 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$315,258	$237,366
Accounts receivable	25	4,113
Escrow receivable	-	75,063
Deferred cost of goods sold	1,089	2,177
Income tax receivable	8,109	6,574
Prepaid expenses and other current assets	382	582
Total current assets	324,863	325,875
Deferred tax asset	642	533
Property and equipment, net	28,451	27,336
Total assets	$353,956	$353,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,491	$2,491
Accrued expenses	1,681	1,351
Income tax payable	719	142
Total current liabilities	3,891	3,984
Long-term liabilities:
Income tax payable	1,393	1,121
Deferred tax liability	108	-
Total liabilities	5,392	5,105

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock and additional paid in capital, no par value, unlimited shares authorized, 30,024,007 and 29,304,396 shares outstanding at June 30, 2021 and December 31, 2020, respectively	256,779	249,805
Accumulated other comprehensive income	1,903	1,266
Accumulated equity	89,882	97,568
Total shareholders’ equity	348,564	348,639

Total liabilities and shareholders’ equity	$353,956	$353,744

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$4,500	$4,500	$9,000	$7,500
Clinical trial service revenue	25	10,998	375	20,679
Total revenue	4,525	15,498	9,375	28,179
Cost of goods sold
Manufacturing cost	1,341	3,956	3,376	6,122
Clinical trial cost	19	9,245	288	16,753
Total cost of goods sold	1,360	13,201	3,664	22,875
Gross margin	3,165	2,297	5,711	5,304

Operating expenses:
Research and development	9,254	2,565	13,888	3,720
General and administrative	4,516	6,246	5,981	10,269
Total operating expenses	13,770	8,811	19,869	13,989
Loss from operations	(10,605)	(6,514)	(14,158)	(8,685)

Other income (loss):
Interest income	123	306	232	2,204
Other income (loss)	(2)	(503)	(11)	(503)
Foreign exchange gain (loss)	793	(465)	1,202	(558)
Total other income (loss)	914	(662)	1,423	1,143
Loss before income taxes	(9,691)	(7,176)	(12,735)	(7,542)
Benefit for income taxes	4,573	332	5,049	684
Net loss	$(5,118)	$(6,844)	$(7,686)	$(6,858)
Net loss per share—basic and diluted	$(0.17)	$(0.24)	$(0.26)	$(0.21)
Shares used to compute basic net loss per share	29,987,917	28,856,085	29,707,352	32,512,789

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(5,118)	$(6,844)	$(7,686)	$(6,858)
Foreign currency translation adjustment	318	(121)	637	(31)
Comprehensive loss	$(4,800)	$(6,965)	$(7,049)	$(6,889)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at March 31, 2021	29,983	$255,513	$1,585	$95,000	$352,098
Net loss	-	-	-	(5,118)	(5,118)
Foreign currency translation adjustment	-	-	318	-	318
Issuance of common stock under stock option plan	41	226	-	-	226
Share-based compensation expense	-	1,040	-	-	1,040
Balance at June 30, 2021	30,024	256,779	1,903	89,882	348,564

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Equity (Deficit)	Total
Balance at March 31, 2020	28,853	$242,942	$(16)	$104,156	$347,082
Net loss	-	-	-	(6,844)	(6,844)
Foreign currency translation adjustment	-	-	(121)	-	(121)
Issuance of common stock under stock option plan	44	339	-	-	339
Stock subscription receivable	-	(62)	-	-	(62)
Share-based compensation expense	-	3,176	-	-	3,176
Balance at June 30, 2020	28,897	246,395	(137)	97,312	343,570

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at December 31, 2020	29,304	249,805	1,266	97,568	$348,639
Net loss	-	-	-	(7,686)	(7,686)
Foreign currency translation adjustment	-	-	637	-	637
Issuance of common stock under stock option plan	720	4,998	-	-	4,998
Share-based compensation expense	-	1,976	-	-	1,976
Balance at June 30, 2021	30,024	256,779	1,903	89,882	348,564

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Equity (Deficit)	Total
Balance at December 31, 2019	41,519	324,808	(106)	430,929	755,631
Net loss	-	-	-	(6,858)	(6,858)
Tender offer	(14,000)	(93,240)	-	(326,760)	(420,000)
Foreign currency translation adjustment	-	-	(31)	-	(31)
Issuance of common stock under stock option plan	1,378	8,258	-	-	8,258
Collection of stock subscription receivable	-	(62)	-	-	(62)
Share-based compensation expense	-	6,631	-	-	6,631
Balance at June 30, 2020	28,897	246,395	(137)	97,312	343,570

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities
Net loss	$(7,686)	$(6,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,259	1,104
Share-based compensation expense	1,976	6,631
Changes in operating assets and liabilities:
Account receivable	4,088	(20,679)
Income tax receivable	(1,535)	(4,975)
Deferred cost of goods sold	1,089	(2,230)
Escrow receivable	75,063	(48)
Prepaid expenses and other current assets	200	868
Deferred tax assets	(108)	-
Accounts payable	(1,026)	3,091
Accrued expenses	330	651
Contract liabilities	-	(4,500)
Deferred Revenue	-	1,500
Income tax payable	848	(46,796)
Deferred tax liability	108	-
Net cash provided by (used in) operating activities	74,606	(72,241)

Investing activities
Purchase of property and equipment	(2,349)	(815)
Net cash used in investing activities	(2,349)	(815)

Financing activities
Share repurchases of common stock and warrants, net	-	(420,000)
Issuance of common stock under stock option plan	4,998	8,258
Subscription receivable	-	(62)
Net cash provided by (used in) financing activities	4,998	(411,804)
Effect of foreign exchange rate on cash and cash equivalents	637	(31)

Net change in cash and cash equivalents	77,892	(484,891)
Cash and cash equivalents, beginning of period	237,366	714,594
Cash and cash equivalents, end of period	$315,258	$229,703

Supplemental Information:
Accrued purchases of property and equipment	25	-

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $1.35 billion in cash and potential milestone payments (the “Janssen Transaction”). As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, all patents acquired by Janssen relating to IL-1a would be asserted for the benefit of XBiotech to protect its future IL-1a related therapies in all non-dermatological indications. Consequently, XBiotech is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. Due to the speed and effectiveness of the Company’s True Human™ antibody discovery technology, the Company has identified new IL-1a targeting product candidates and has already brought one such candidate into a clinical study in oncology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it now plans to develop more than one product candidate that targets IL-1a to be used in different areas of medicine.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $315.3 million at June 30, 2021, will enable the Company to achieve several major inflection points, including potential new clinical studies with its lead product candidate. The Company expects to have sufficient cash through the foreseeable future from the report issuance date.

2.           Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at June 30, 2021 and December 31, 2020, the results of its operations and comprehensive loss for the three months and six months periods ended June 30, 2021 and 2020, and the cash flows for the six months periods ended June 30, 2021 and 2020.

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

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property to Janssen on December 30, 2019. These contracts commenced January 1, 2020. While these agreements are not considered contracts with a customer based on the terms thereof, we are applying the revenue recognition guidance by analogy.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2021 and 2020 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$433	$1,214	$796	$1,747
General and administrative	534	1,872	1,046	4,016
Cost of goods sold	73	90	134	868
Total share-based compensation expense	$1,040	$3,176	$1,976	$6,631

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2021			2020			2021			2020
Dividend yield		-			-			-			-
Expected volatility	84%	-	85%		88%		84%	-	86%	88%	-	91%
Risk-free interest rate	0.9%	-	1.1%	0.43%	-	0.47%	0.5%	-	1.1%	0.42%	-	1.87%
Expected life (in years)	5.38	-	6.25		6.25		5.38	-	6.25	6.25	-	10
Weighted-average grant date fair value per share		11.12			14.02			11.49			14.88

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

At June 30, 2021 and December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2020 and December 31, 2019, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2021.

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

3.            Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the three months and six months ended June 30, 2021, the Company has recorded $4.5 and $9.4 million of gross revenue under this arrangement with the corresponding expense to clinical services cost of goods sold.

We received payment of $4.5 million from Janssen based on billing schedules established in the contract on December 30, 2019 for manufacturing in the first quarter of 2021.

4.            Property and Equipment

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2020	December 31, 2020
Manufacturing equipment	$3,652	$3,966
Winnebago building	21,327	20,473
Other fixed assets	3,472	2 ,897
Total property and equipment	$28,451	$27,336

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

From January through June 30, 2021, 743 thousand shares of common stock were issued upon the exercise of stock options at a price of $2.71 to $21.99 per share for total proceeds of $5.1 million.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	6.09
Granted	130,000	15.83	-	17.49	16.69
Exercised	(743,279)	2.71	-	21.99	6.87
Forfeitures	(88,374)	4.14	-	19.30	9.55
Options outstanding at June 30, 2021	4,625,772	$2.71	-	$21.99	16.30

As of June 30, 2021, there was approximately $5.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.58 years.

7. Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for three months and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,118)	$(6,844)	$(7,686)	$(6,858)
Weighted-average number of common shares—basic and diluted	29,987,917	28,856,085	29,707,352	32,512,789
Net loss per share—basic and diluted	$(0.17)	$(0.24)	$(0.26)	$(0.21)

8. Income Taxes

During the three months ended June 30, 2020 , the Company recorded an income tax benefit of $332 thousand. During the three months ended June 30, 2021, the Company recorded an income tax benefit of $4.57 million. The forecasted 2021 annual effective tax rate of 31.5% has been applied to net income before income taxes for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2021 was 39.65%, including amounts recorded for discrete events.

The difference in the 27% Canadian statutory tax rate and the annual forecasted effective tax rate is primarily a result of the jurisdictional mix of earnings and losses, valuation allowances, foreign exchange gains and losses, and permanently disallowed stock and executive compensation expenses. The Company maintains a valuation allowance against all deferred tax assets in Germany and the US, and certain deferred tax assets in Canada in the current and forecasted annual periods that we concluded are not more-likely-than-not to be realizable. The forecasted income tax benefit is primarily related to the ability to carry back losses in Canada to a prior year.

As of  December 31, 2020, there are $2.4 million of unrecognized tax benefits recorded as a liability on the Company’s financials. There was a $271 thousand increase in the liability during the six months ended June 30, 2021.

9. Subsequent Events

On July 6, 2021, XBiotech Inc. announced that its Board of Directors declared an extraordinary cash dividend of approximately $2.50 per share, or up to an aggregate of $75 million, payable on July 23, 2021, to stockholders of record as of the close of business July 16, 2021. Based on the number of shares of Common Stock issued and outstanding on the record date for the dividend, each such holder received $2.47 per share on July 23, 2021.

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

After the Janssen Transaction in December 2019 and the tender offer in February 2020, we had retained earnings of $89.9 million. We had net losses before income tax of $9.7 million and $12.7 million for the three months and six months ended June 30, 2021, respectively, compared to $7.2 million and $7.5 million for the three months and six months ended June 30, 2020, respectively. During the next year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities However, the term of the clinical manufacturing agreement will end on December 31, 2021.  In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of June 30, 2021, we had 94 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2021, we have recorded total research and development expenses, including share-based compensation, of $233.2 million. Our total research and development expenses for the three months and six months ended June 30, 2021 were $9.3 million and $13.9 million, respectively, compared to $2.6 million and $3.7 million for the three months and six months ended June 30, 2020, respectively. Share-based compensation accounted for $0.4 million and $0.8 million for the three months and six months ended June 30, 2021, respectively, compared to $1.2 million and $1.7 million for the three months and six months ended June 30, 2020, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2021 were 67% and 70%, respectively, compared to 29% and 27% for both the three months and six months ended June 30, 2020. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2021 were 69% and 73%, respectively, compared to 24% for both the three months and six months ended June 30, 2020.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2021 were $4.5 million and $6.0 million, respectively, compared to $6.2 million and $10.3 million for the three months and six months ended June 30, 2020, respectively. Share-based compensation accounted for $0.5 million and $1.0 million for the three months and six months ended June 30, 2021, respectively, compared to $1.9 million and $4.0 million for the three months and six months ended June 30, 2020, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2021 were 33% and 30%, respectively, compared to 71% and 73% for the three months and six months ended June 30, 2020, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2021 were 31% and 27%, respectively, compared to 76% for both the three months and six months ended June 30, 2020.

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

Results of Operations

Revenue

Revenue during the three months ended and six months ended June 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Manufacturing revenue	$4,500	$4,500	$9,000	$7,500
Clinical Trial revenue	25	10,998	375	20,679
Total revenue	$4,525	$15,498	$9,375	$28,179

Under the clinical manufacturing agreement with Janssen, we have recorded $4.5 million as manufacturing for the three months ended June 30, 2021and 2020. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $19 thousand pass-through revenue for two trials and $6 thousand mark-up revenue for the three months ended June 30, 2021 and $8.5 million pass through revenue and $2.5 million mark-up revenue for the three months ended June 30, 2020.

We have recorded $9.0 million manufacturing revenue for the six months ended June 30, 2021, compared to $7.5 million for the six months ended June 30, 2020. Clinical trial revenue for the six months ended June 30, 2021 is $0.4 million, including $0.3 million pass-through expense for two trials and $0.1 million mark-up revenue compared to $20.7 million for the six months ended June 30, 2020. The decrease of the clinical trial revenue in 2021 was due to the completion of the Janssen clinical trials on December 2020.

Cost of Goods Sold

Cost of goods sold during the three months and six months ended June 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold
Manufacturing cost	$1,341	$3,956	$3,376	$6,122
Clinical trial cost	19	9,245	288	16,753
Total cost of goods sold	$1,360	$13,201	$3,664	$22,875

The manufacturing cost for the three months end June 30, 2021 and 2020 represents period expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months end June 30, 2021 and 2020 is the pass-through expenses for two trials.

We have recorded $3.4 million manufacturing cost for the six months ended June 30, 2021, compared to $6.1 million for the six months ended June 30, 2020. Clinical trial cost for the six months ended June 30, 2021 is $0.3 million including the pass- through expenses for two trials and other related clinical trial department expenses, compared to $16.8 million for the six months ended June 30, 2020. The three months and six months decrease was mainly due to the completion of the Janssen clinical trials on December 2021.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$5,656	$354	$5,302	1498%
Laboratory and manufacturing supplies	1,137	136	1,001	736%
Clinical trials and sponsored research	450	594	(144)	-24%
Stock-based compensation	433	1,214	(781)	-64%
Other	1,578	267	1,312	491%
Total	$9,254	$2,565	$6,690	261%

	Six Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$7,212	$675	$6,537	968%
Laboratory and manufacturing supplies	2,018	261	1,757	673%
Clinical trials and sponsored research	774	594	180	30%
Stock-based compensation	796	1,747	(951)	-54%
Other	3,088	443	2,645	597%
Total	$13,888	$3,720	$10,168	273%

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

Research and development expenses increased 261% to $9.3 million for the three months ended June 30, 2021 compared to $2.6 million for the three months ended June 30, 2020. Research and development expenses also increased 273% to $13.9 million for the six months ended June 30, 2021 compared to $3.7 million for the six months ended June 30, 2020.

The three months and six months increase was mainly due to the reclassification of expense. A portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 compared to all manufacturing department expensed being reclassed to cost of goods sold in 2020, as all such expense incurred in 2020 were related to the clinical trial manufacturing agreement in the Janssen Transaction. Salaries and related expenses increased because of the $7.0 million bonus to the Chief Executive Officer in June 2021, in which 60% was allocated to research and development expenses. Also, clinical trials expense in 2021 was generated from the commencement of a new phase I clinical trials for a new indication. The other expense in 2021 includes the facility allocation and other miscellaneous expense.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$3,036	$2,979	$57	2%
Patent filing expense	132	131	1	1%
Stock-based compensation	534	1,872	(1,338)	-71%
Professional fees	350	641	(291)	-45%
Other	464	623	(159)	-26%
Total	$4,516	$6,246	$(1,730)	-28%

	Six Months Ended June 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$3,291	$3,237	$54	2%
Patent filing expense	268	270	(2)	-1%
Stock-based compensation	1,046	4,016	(2,970)	-74%
Professional fees	813	1,579	(766)	-49%
Other	563	1,167	(604)	-52%
Total	$5,981	$10,269	$(4,288)	-42%

General and administrative expenses decreased to $4.5 million for the three months ended June 30, 2021 compared to $6.2 million for the three months ended June 30, 2020. General and administrative expenses decreased to $6.0 million for the six months ended June 30, 2021 compared to $10.3 million for the six months ended June 30, 2020.

The three months decrease was primarily related to stock–based compensation expenses of $1.7 million in 2020, due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019, which was fully amortized in 2021. Salaries and related expense increased due to the $7.0 million bonus to the Chief Executive Officer in June 2021, in which 40% was allocated to general and administrative expenses, compared to the $2.7 million bonus in June 2020, in which 70% was allocated to general and administrative expenses.

Compared to the six months ended June 30, 2020, the general and administrative expense decreased in the six months ended June 30, 2021 was primarily caused by the decrease to stock-based compensation expense. Also, professional fees decreased $0.8 million mainly due to our no longer requirement of professional and legal fees related to the tender offer completed in February 2020.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$123	$306	$232	$2,204
Other income (loss)	(2)	(503)	(11)	(503)
Foreign exchange gain (loss)	793	(465)	1,202	(558)
Total	$914	$(662)	$1,423	$1,143

The interest income for the three months and six months ended June 30, 2021 and 2020 was mainly from the interest generated from the Company’s Canadian bank account and escrow account. The other expense for the three months and six months ended June 30, 2020 was a charitable donation. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Euro, and the US dollar and the Canadian dollar in the three months and six months ended June 30, 2021 compared to 2020.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2021, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $308.6 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019, and $4.5 million and $9.4 million revenue from the manufacturing agreement and clinical trial agreement for the three months and six months ended June 30, 2021, respectively. In June 2021, we received the remaining $75 million cash as the escrow receivable from the same transaction. During this year, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities.  At June 30, 2021, we had cash and cash equivalents of $315.3 million as compared to cash and cash equivalents of $229.7 million at June 30, 2020. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2021	2020
Operating activities	$74,606	$(72,241)
Investing activities	(2,349)	(815)
Financing activities	4,998	(411,804)
Effect of foreign exchange rate on cash and cash equivalents	637	(31)
Net change in cash and cash equivalents	$77,892	$(484,891)

During the six months ended June 30, 2021, our operating activities generated net cash of $74.6 million and used net cash $72.2 million, respectively. The change in cash from operations for the six months ended June 30,2021 primarily resulted from the $75 million escrow received. The net cash used in operating activities for the six months ended June 30, 2020 was mainly due to the $51.1 million income tax payment for 2019.

During the six months ended June 30, 2021 and 2020, our investing activities used net cash of $2.3 million and $815 thousand, respectively. The use of cash was for building expansion and warehouse in construction.

During the six months ended June 30, 2021 and 2020, our financing activities provided net cash of $5.0 million and used net cash proceeds of $411.8 million, respectively. During the six months ended June 30, 2021, employees exercised stock options to purchase a total of 743 thousand shares of our common stock for approximately $5.1 million in net proceeds. During the six months ended June 30, 2020, employees exercised stock options to purchase a total of 1.4 million shares of our common stock for approximately $8.3 million in net proceeds. On February 19, 2020, we used approximately $420 million to repurchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. Further, the clinical manufacturing agreement will expire on December 31, 2021, after which we do not expect to receive any additional revenue under that agreement. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $315.3 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2021	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2021	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)