Form 10-Q
period 2021-09-30
XBiotech Inc.
filed 2021-11-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2021, there were 30,399,309 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$238,877	$237,366
Accounts receivable	44	4,113
Escrow receivable	-	75,063
Deferred cost of goods sold	544	2,177
Income tax receivable	10,397	6,574
Prepaid expenses and other current assets	375	582
Total current assets	250,237	325,875
Deferred tax asset	642	533
Property and equipment, net	28,640	27,336
Total assets	$279,519	$353,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,012	$2,491
Accrued expenses	1,643	1,351
Income tax payable	1,206	142
Total current liabilities	3,861	3,984
Long-term liabilities:
Income tax payable	1,393	1,121
Deferred tax liability	108	-
Total liabilities	5,362	5,105

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock and additional paid in capital, no par value, unlimited shares authorized, 30,397,811 and 29,304,396 shares outstanding at September 30, 2021 and December 31, 2020, respectively	260,876	249,805
Accumulated other comprehensive income	1,663	1,266
Accumulated equity	11,618	97,568
Total shareholders’ equity	274,157	348,639

Total liabilities and shareholders’ equity	$279,519	$353,744

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$4,500	$6,000	$13,500	$13,500
Clinical trial service revenue	19	4,549	394	25,228
Total revenue	4,519	10,549	13,894	38,728
Cost of goods sold
Manufacturing cost	1,095	5,432	4,471	11,553
Clinical trial cost	15	3,994	303	20,747
Total cost of goods sold	1,110	9,426	4,774	32,300
Gross margin	3,409	1,123	9,120	6,428

Operating expenses:
Research and development	5,599	2,346	19,486	6,066
General and administrative	1,541	3,447	7,522	13,716
Total operating expenses	7,139	5,793	27,008	19,782
Loss from operations	(3,731)	(4,670)	(17,888)	(13,354)

Other income (loss):
Interest income	125	124	357	2,328
Other loss	(121)	-	(132)	(503)
Foreign exchange gain (loss)	(1,328)	1,352	(127)	794
Total other income	(1,324)	1,476	98	2,619
Loss before income taxes	(5,055)	(3,194)	(17,790)	(10,735)
Benefit for income taxes	1,794	668	6,843	1,352
Net loss	$(3,261)	$(2,526)	$(10,947)	$(9,383)
Net loss per share—basic and diluted	$(0.11)	$(0.09)	$(0.37)	$(0.30)
Shares used to compute basic net loss per share	30,341,470	29,037,074	29,921,048	31,345,760

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(3,261)	$(2,526)	$(10,947)	$(9,383)
Foreign currency translation adjustment	(240)	(291)	397	(322)
Comprehensive loss	$(3,501)	$(2,817)	$(10,550)	$(9,705)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at June 30, 2021	30,024	256,779	1,903	89,882	348,564
Net loss	-	-	-	(3,261)	(3,261)
Foreign currency translation adjustment	-	-	(240)	-	(240)
Issuance of common stock under stock option plan	374	2,964	-	-	2,964

Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	1,133	-	-	1,133
Balance at September 30, 2021	30,398	260,876	1,663	11,618	274,157

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2020	28,897	246,395	(137)	$97,312	343,570
Net loss	-	-	-	(2,526)	(2,526)
Foreign currency translation adjustment	-	-	(291)	-	(291)
Issuance of common stock under stock option plan	327	2,169	-	-	2,169
Collection of stock subscription receivable	-	62	-	-	62
Share-based compensation expense	-	3,155	-	-	3,155
Balance at September 30, 2020	29,224	251,781	(428)	94,786	346,139

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at December 31, 2020	29,304	249,805	1,266	97,568	$348,639
Net loss	-	-	-	(10,947)	(10,947)
Foreign currency translation adjustment	-	-	397	-	397
Issuance of common stock under stock option plan	1,094	7,962	-	-	7,962
Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	3,109	-	-	3,109
Balance at September 30, 2021	30,398	260,876	1,663	11,618	274,157

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2019	41,519	324,808	(106)	430,929	755,631
Net loss	-	-	-	(9,383)	(9,383)
Tender offer	(14,000)	(93,240)	-	(326,760)	(420,000)
Foreign currency translation adjustment	-	-	(322)	-	(322)
Issuance of common stock under stock option plan	-	-	-	-	-
Collection of stock subscription receivable	1,705	10,426	-	-	10,426
Share-based compensation expense	-	9,787	-	-	9,787
Balance at September 30, 2020	29,224	251,781	(428)	94,786	346,139

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities
Net loss	$(10,947)	$(9,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,946	1,652
Share-based compensation expense	3,109	9,787
Changes in operating assets and liabilities:
Accounts receivable	4,069	(6,062)
Income tax receivable	(3,823)	(6,110)
Deferred cost of goods sold	1,633	(643)
Escrow receivable	75,063	(58)
Prepaid expenses and other current assets	207	1,230
Deferred tax asset	(108)	-
Accounts payable	(1,679)	542
Accrued expenses	292	(1,874)
Contract liabilities	-	(4,500)
Income tax payable	1,334	-
Deferred tax liability	108	(49,339)
Net cash provided by (used in) operating activities	71,204	(64,758)

Investing activities
Purchase of property and equipment	(3,049)	(1,509)
Net cash used in investing activities	(3,049)	(1,509)

Financing activities
Share repurchases of common stock and warrants, net	-	(420,000)
Dividends	(75,003)	-
Issuance of common stock under stock option plan	7,962	10,426
Net cash used in financing activities	(67,041)	(409,574)
Effect of foreign exchange rate on cash and cash equivalents	397	(322)

Net change in cash and cash equivalents	1,511	(476,163)
Cash and cash equivalents, beginning of period	237,366	714,594
Cash and cash equivalents, end of period	$238,877	$238,431

Supplemental Information:
Accrued purchases of property and equipment	202	1,179

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

Since its inception, XBiotech has focused on advancing technology to rapidly identify and clone antibodies from individuals that have resistance to disease. At the heart of the Company is a proprietary technical knowhow to translate natural human immunity into therapeutic product candidates. The Company has in its pipeline both anti-infective and anti-inflammatory candidate therapeutics derived from this technology.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $238.9 million at September 30, 2021, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through the foreseeable future for 12 months from the review date.

2.           Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2021 and December 31, 2020, the results of its operations and comprehensive loss for the three months and nine months periods ended September 30, 2021 and 2020, and the cash flows for the nine months periods ended September 30, 2021 and 2020.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2021 and 2020 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$437	$935	$1,233	$2,682
General and administrative	628	1,870	1,673	5,887
Cost of goods sold	69	350	203	1,218
Total share-based compensation expense	$1,134	$3,155	$3,109	$9,787

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021			2020			2021			2020
Dividend yield		0%			0%			0%			0%
Expected volatility	84%	-	91%		87%		84%	-	91%	87%	-	91%
Risk-free interest rate	0.9%	-	1.0%	0.33%	-	0.44%	0.5%	-	1.1%	0.33%	-	1.87%
Expected life (in years)		6.25		5.38	-	6.25	5.38	-	6.25	5.38	-	10
Weighted-average grant date fair value per share		16.17			12.46			16.69			12.05

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German, and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

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

At September 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2021 and December 31, 2020, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2021.

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

3.           Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the three months and nine months ended September 30, 2021, the Company has recorded $4.5 and $13.9 million of gross revenue under this arrangement with the corresponding expense to clinical services cost of goods sold.

We received payment of $4.5 million from Janssen based on billing schedules established in the contract on December 30, 2019 for manufacturing in each quarter of 2021.

4.           Property and Equipment

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Manufacturing equipment	$4,118	$3,966
Winnebago building	21,602	20,473
Other fixed assets	2,920	2 ,897
Total property and equipment	$28,640	$27,336

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

From January through September 30, 2021, 1.1 million shares of common stock were issued upon the exercise of stock options at a price of $2.71 to $21.99 per share for total proceeds of $8.0 million.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	6.09
Granted	162,000	$15.29	-	$20.20	16.69
Exercised	(1,093,415)	$3.27	-	$15	7.28
Forfeitures	(114,374)	$4.14	-	$21.99	9.75
Options outstanding at September 30, 2021	4,281,636	$2.71	-	$21.74	10.36

As of September 30, 2021, there was approximately $4.3 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.64 years.

7.           Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for three months and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,261)	$(2,526)	$(10,947)	$(9,383)
Weighted-average number of common shares—basic and diluted	30,341,470	29,037,074	29,921,048	31,345,760
Net loss per share—basic and diluted	$(0.11)	$(0.09)	$(0.37)	$(0.30)

8.           Income Taxes

During the three months ended September 30, 2020 and September 30, 2021, the Company recorded income tax benefits of $668 thousand and $1.8 million, respectively. The forecasted 2021 annual effective tax rate of 32.3% has been applied to net income before income taxes for the nine months September 30, 2021. The effective tax rate for the three months ended September 30, 2020 and September 30, 2021 was 20.9% and 35.5%, respectively, including amounts recorded for discrete events.  The effective tax rate for the nine months ended September 30, 2020 and September 30, 2021 was 12.6% and 38.5%, respectively, including amounts recorded for discrete events..

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

As of  December 31, 2020, there are $2.4 million of unrecognized tax benefits recorded as a liability on the Company’s financials. There was a $271 thousand increase in the liability during the nine months ended September 30, 2021.  The unrecognized tax benefits include $27 thousand of tax interest and penalties.

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

After the Janssen Transaction in December 2019, the tender offer in February 2020 and the dividends paid in July 2021, we had retained earnings of $11.6 million. We had net losses before income tax of $5.1 million and $17.8 million for the three months and nine months ended September 30, 2021, respectively, compared to $3.2 million and $10.7 million for the three months and nine months ended September 30, 2020, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we continue to operate as a public company. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2021, we had 95 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2021, we have recorded total research and development expenses, including share-based compensation, of $238.8 million. Our total research and development expenses for the three and nine months ended September 30, 2021 were $5.6 million and $19.5 million, respectively, compared to $2.3 million and $6.1 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation accounted for $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2020, respectively.

Research and development expenses, as a percentage of total operating expenses for the three and nine months ended September 30, 2021 were 78% and 72%, respectively, compared to 40% and 31% for the three and nine months ended September 30, 2020. The percentages, excluding share-based compensation, for the three and nine months ended September 30, 2021 were 85% and 76%, compared to 47% and 30% for the three and nine months ended September 30, 2020.

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

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three and nine months ended September 30, 2021 were $1.5 million and $7.5 million, respectively, compared to $3.4 million and $13.7 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation accounted for $0.6 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, compared to $1.9 million and $5.9 million for the three and nine months ended September 30, 2020, respectively.

General and administrative expenses, as a percentage of total operating expenses for the threeand nine months ended September 30, 2021 were 22% and 28%, respectively, compared to 60% and 69% for the three and nine months ended September 30, 2020. The percentages, excluding share-based compensation, for the three and nine months ended September 30, 2021 were 15% and 24%, compared to 53% and 70% for both the three and nine months ended September 30, 2019.

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

Results of Operations

Revenue

Revenue during the three months ended and nine months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Manufacturing revenue	$4,500	$6,000	$13,500	$13,500
Clinical Trial revenue	19	4,549	394	25,228
Total revenue	$4,519	$10,549	$13,894	$38,728

Under the clinical manufacturing agreement with Janssen, we have recorded $4.5 million as manufacturing revenue for the three months ended September 30, 2021 and $6.0 million for the three months ended September 30, 2020, which included deferred revenue for June 2020. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $15 thousand of pass-through revenue for two trials and $4 thousand of mark-up revenue for the three months ended September 30, 2021 and $3.5 million of pass through revenue and $1.0 million of mark-up revenue for the three months ended September 30, 2020.

We have recorded $13.5 million of manufacturing revenue for the nine months ended September 30, 2021 and 2020. Clinical trial revenue for the nine months ended September 30, 2021 is $0.4 million, including $0.3 million of pass-through expense for two trials and $0.1 million of mark-up revenue compared to $25.2 million for the nine months ended September 30, 2020. The decrease of the clinical trial revenue in 2021 was due to the completion of the Janssen clinical trials in December 2020.

Cost of Goods Sold

Cost of goods sold during the three months and nine months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold
Manufacturing cost	$1,095	$5,432	$4,471	$11,553
Clinical trial cost	15	3,994	303	20,747
Total cost of goods sold	$1,110	$9,426	$4,774	$32,300

The manufacturing cost for the three months end September 30, 2021 and 2020 represents period expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months end September 30, 2021 and 2020 is the pass-through expenses for the two Janssen trials.

We have recorded $4.5 million manufacturing cost for the nine months ended September 30, 2021 compared to $11.6 million for the nine months ended September 30, 2020. Clinical trial cost for the nine months ended September 30, 2021 is $0.3 million including the pass- through expenses for two trials and other related clinical trial department expenses, compared to $20.7 million for the nine months ended September 30, 2020. The three months and nine months decrease was mainly due to the completion of the Janssen clinical trials on December 2020.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$1,740	$523	$1,217	233%
Laboratory and manufacturing supplies	1,251	377	874	232%
Clinical trials and sponsored research	158	149	9	6%
Stock-based compensation	437	935	(498)	-53%
Other	2,013	362	1,651	456%
Total	$5,599	$2,346	$3,253	139%

	Nine Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$8,952	$1,198	$7,754	647%
Laboratory and manufacturing supplies	3,270	637	2,633	413%
Clinical trials and sponsored research	933	743	190	26%
Stock-based compensation	1,233	2,682	(1,449)	-54%
Other	5,098	806	4,292	533%
Total	$19,486	$6,066	$13,420	221%

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

Research and development expenses increased 139% to $5.6 million for the three months ended September 30, 2021 compared to $2.3 million for the three months ended September 30, 2020. Research and development expenses also increased 221% to $19.5 million for the nine months ended September 30, 2021 compared to $6.1 million for the nine months ended September 30, 2020.

The three months and nine months increase was mainly due to the reclassification of expense. A portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 compared to all manufacturing department expensed being reclassed to cost of goods sold in 2020, as all such expense incurred in 2020 were related to the clinical trial manufacturing agreement in the Janssen Transaction. The decrease of stock-based compensation is due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019, being fully amortized in 2021. The other expense in 2021 includes the depreciation, facility allocation and other miscellaneous expense.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$220	$347	$(127)	-37%
Patent filing expense	132	102	30	29%
Stock-based compensation	628	1,870	(1,242)	-66%
Professional fees	322	627	(305)	-49%
Other	239	501	(262)	-52%
Total	$1,541	$3,447	$(1,906)	-55%

	Nine Months Ended September 30,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Salaries and related expenses	$3,512	$3,584	$(72)	-2%
Patent filing expense	400	371	29	8%
Stock-based compensation	1,673	5,886	(4,213)	-72%
Professional fees	1,135	2,206	(1,071)	-49%
Other	802	1,669	(867)	-52%
Total	$7,522	$13,716	$(6,194)	-45%

General and administrative expenses decreased to $1.5 million for the three months ended September 30, 2021 compared to $3.4 million for the three months ended September 30, 2020. General and administrative expenses decreased to $7.5 million for the nine months ended September 30, 2021 compared to $13.7 million for the nine months ended September 30, 2020.

The three months decrease was primarily related to stock–based compensation expenses of $1.9 million in 2020, due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019, which was fully amortized in 2021. Professional fees also decreased $0.3 million due to the additional tax service in 2020.

Compared to the nine months ended September 30, 2020, the general and administrative expense decreased in the nine months ended September 30, 2021 was primarily caused by the decrease to stock-based compensation expense. Also, professional fees decreased $1.1 million mainly due to the Company no longer requiring professional and legal fees related to the tender offer completed in February 2020.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$125	124	$357	2,328
Other loss	(121)	-	(132)	(503)
Foreign exchange gain (loss)	(1,328)	1,352	(127)	794
Total	$(1,324)	$1,476	$98	$2,619

The interest income for the three months and nine months ended September 30, 2021 and 2020 was mainly from the interest generated from the Company’s Canadian bank account. The other expense for the three months ended September 30, 2021 was a Canada Revenue Agency charge on tender offer tax withholding and for the nine months ended September 30, 2020 was a charitable donation. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Euro, and the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2021 compared to 2020.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2021, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $316.6 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019 ($75 million of which was placed into escrow and released in 2021, as noted below), and $4.5 million and $13.9 million revenue from the manufacturing agreement and clinical trial agreement for the three months and nine months ended September 30, 2021, respectively. In June 2021, we received the remaining $75 million cash as the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. During the following 12 months, we expect that the revenues from Janssen Transaction will generate enough cash for our research and development activities. At September 30, 2021, we had cash and cash equivalents of $238.9 million as compared to cash and cash equivalents of $238.4 million at September 30, 2020. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2021	2020
Operating activities	$71,204	$(64,758)
Investing activities	(3,049)	(1,509)
Financing activities	(67,041)	(409,574)
Effect of foreign exchange rate on cash and cash equivalents	397	(322)
Net change in cash and cash equivalents	$1,511	$(476,163)

During the nine months ended September 30, 2021 and 2020, our operating activities generated net cash of $71.2 million and used net cash $64.8 million, respectively. The change in cash from operations for the nine months ended September 30, 2021 primarily resulted from the $75 million escrow received. The net cash used in operating activities for the nine months ended September 30, 2020 was mainly due to the $51.1 million income tax payment for 2019.

During the nine months ended September 30, 2021 and 2020, our investing activities used net cash of $3.0 million and $1.5 million, respectively. The use of cash was for building expansion and the warehouse in construction.

During the nine months ended September 30, 2021 and 2020, our financing activities used net cash proceeds of $67.0 million and $409.6 million, respectively. In July 2020, we paid $75 million in dividends to shareholders. During the nine months ended September 30, 2021, employees exercised stock options to purchase a total of 1.1 million shares of our common stock for approximately $8.0 million in net proceeds. During the nine months ended September 30, 2020, employees exercised stock options to purchase a total of 1.7 million shares of our common stock for approximately $10.4 million in net proceeds. On February 19, 2020, we used approximately $420 million to repurchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020.

We expect to continue to incur operating losses in the future. Although we are currently receiving clinical manufacturing revenue and clinical trial service revenue from Janssen, we will not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. Further, the clinical manufacturing agreement will expire on December 31, 2021, after which we do not expect to receive any additional revenue under that agreement. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $238.9 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2021	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)