Form 10-K
period 2021-12-31
XBiotech Inc.
filed 2022-03-15
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-37437

________________________________________

XBIOTECH INC.

(Exact name of Registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

(Address of principal executive offices, including zip code)

Telephone Number (512) 386-2900

(Registrant's telephone number, including area code)

________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	XBIT	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

________________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was approximately $428,442,580, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,849,860 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2022, 30,439,275 shares of the registrant’s Common Stock were outstanding.

________________________________________

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2021 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

True Human™ monoclonal antibodies are derived from natural human immune responses—as opposed to being derived from animal immunization or otherwise engineered. XBiotech’s belief is that naturally occurring monoclonal antibodies have the potential to be safer, more effective and faster to develop than engineered counterparts. XBiotech has developed a pipeline of product candidates targeting both inflammatory and infectious diseases. The Company has also developed manufacturing technology that reduces the cost and time to launch new product candidates. Moreover, a state-of-the-art physical plant and infrastructure to manufacture product has been constructed and is operational at the Company’s 48 acre campus in Austin, Texas. XBiotech also has an in-house clinical operations group, with the capability to launch and manage clinical development of its candidate products. The Company thus represents a fully integrated developer of biopharmaceuticals.

An area of medical focus for XBiotech are therapies that block a potent substance naturally produced by body, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots, malaise, muscle wasting and inflammation.  IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic and in some acute injury scenarios (such as stroke or heart attack), IL-1a may mediate harmful disease-related activity.

XBiotech sold bermekimab, a True Human™ antibody that blocks IL-1a activity, for $1.35 billion in cash and potential milestone payments (the “Janssen Transaction”). As part of the Janssen Transaction, XBiotech agreed not to further develop any anti-IL-1a antibodies in dermatology. The Company is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. The Company has already identified new IL-1a targeting product candidates that it is has brought into clinical studies. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it is currently developing two product candidates, and may develop one or more others, that target IL-1a and are used in specific areas of medicine.

Financial

XBiotech received $675 million on December 30, 2019 and $75 million on June 30, 2021 from the sale of bermekimab. In February 2020, XBiotech used approximately $420 million to repurchase stock from its shareholders. In July 2021, XBiotech distributed $75 million cash dividend to its shareholders.  The remaining cash was reserved for ongoing operations as part of its multi-year business plan to identify and develop True Human™ antibodies, including anti-Il-1a therapies, aiming for new potential transactions for these drug candidates.

Since January 1, 2020 XBiotech also used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product for under a supply agreement with Janssen. In addition, during 2020 and 2021 XBiotech provided clinical trial operations services for two Phase II clinical studies. In 2022 XBiotech executed a new manufacturing supply agreement with a Janssen related company to extend its production of bermekimab. Revenue from contract manufacturing and clinical services has and continues to offset a significant portion of operating expenses. We believe that XBiotech is in a very favorable position for an R&D stage biopharmaceutical, with a strong cash position in its balance sheet related to sale of its drug candidate, the absence of debt, a robust pipeline and ongoing contract income.

Further Development of IL-1a Therapies

IL-1a plays a key role in disease. While it is produced naturally by the body, when not properly controlled, in situations of acute or chronic injury, IL-1a can contribute to the development and progression of a variety of medical conditions, such as cancer, stroke, heart attack or arthritis, to name a few. Completed clinical studies and a myriad of scientific research have shown that blocking IL-1a may have a beneficial effect in some or most of these medical conditions. The potential unmet medical need for blocking IL-1a is therefore very significant. In 2021, the Company entered the clinic with a molecule targeting IL-1⍺ in Oncology (Pancreatic Cancer). The company has also filed an INDs and started a clinical program in Rheumatology; and has filed IND for a different anti-IL-1⍺ antibody in cardiovascular medicine.

Because the potential medical uses for anti-IL-1a therapy is so large, the Company is developing more than one True Human™ antibody, each neutralizing IL-1a, but designating different antibodies for use in specific areas of medicine. This will potentially allow XBiotech to individually partner different antibodies according to unique medical areas. The Company expects this will diversify risk for anti-IL-1a therapies, allow multiple partnerships, maximize value and facilitate greater resource dedication to these True Human™ therapeutics.

Infectious Disease Pipeline

XBiotech continued to achieve significant milestones with its infectious disease pipeline in 2021. The Company has identified several major areas of urgent unmet medical need for True Human™ anti-infective antibody therapies. True Human™ antibodies may be used therapeutically or prophylactically to supplement immunity in aging individuals where a natural decline in the robustness of the immune system leaves gaps and vulnerability to infectious diseases. True Human™ antibodies derived from healthy individuals with strong natural immunity to specific diseases are the source of our product candidates, which we believe can be used to supplement the weakening immune system that occurs with age. The Company believes this can be a highly effective means for providing protection against viral diseases such as shingles or intestinal bacterial infections such as C. difficile.

True Human™ antibodies may also be used to provide highly potent and targeted immunity against infectious diseases in young otherwise healthy individuals where infectious agents have overwhelmed natural immunity. For example, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria has gained unnatural entry into a body compartment where it can establish and evade the immune system. Staphylococcus aureus, including methicillin resistant (MRSA) variant, is an example of our candidate anti-infective therapeutics.

Another patient population where True Human™ antibodies may be particularly useful is in infants. Primary to developing strong immunity, infants can be vulnerable to infections. Particularly premature infants may need supplemental immunity against specific infectious agents, such as respiratory syncytial virus (RSV). In 2021, the Company continued making progress in its search for a True Human antibody therapeutic candidate for RSV.

In 2021, the Company also started antibody discovery projects to isolate neutralizing antibodies against Norovirus and Measles virus. Norovirus continues to cause outbreaks in the US over the years. According to the CDC report, during August 1, 2021 – January 8, 2022, there were 156 norovirus outbreaks reported by NoroSTAT-participating states. During the same period in 2020, there were 16 norovirus outbreaks reported by these states. A Norovirus therapeutic antibody is expected to decrease morbidity and mortality in high-risk populations. Similarly, measles outbreaks have occurred sporadically in the US due to the following reasons: an increase in the number of travelers who get measles abroad and bring it into the U.S., and further spread of measles in U.S. communities with pockets of unvaccinated people. Therefore a therapeutic candidate against measles continues to be an unmet need and is a part of the XBiotech R&D pipeline.

We believe True Human™ antibody therapies have a very important application in the case of potent viruses, like for example, influenza, where the aggressive nature of the virus takes even relatively strong immune systems to the limits. Here again, in elderly, the young or those with weakened immune systems, an aggressive virus like influenza can be life threatening. In 2020, XBiotech announced that it had developed an antibody cocktail that is capable of neutralizing all known forms of influenza— from the deadly 1918 strain to the most recent versions of flu.

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

The ABSL2 laboratory is currently being used to test XBiotech’s True Human™ antibodies derived from healthy persons with natural immunity to the varicella virus. Natural human immunity is very effective at neutralizing varicella for most of our lives, when we might have billions of different antibodies. Later in life, as we age, the quantity and diversity of our antibody repertoires diminishes. We produce less antibodies against fewer targets. Even though we may have had decades of antibodies protecting us against varicella, as we age a “hole” can develop in the antibody repertoire that was responsible for controlling varicella. When this happens, varicella virus that has been “hiding” in cells of our body can resurge, spread about the body and cause debilitating disease. XBiotech has isolated potent True Human™ antibodies from healthy donors with potent neutralizing antibodies against varicella. We believe that patients suffering from resurgent varicella due to aging immune systems may be effectively treated by supplementing with True Human™ antibody therapy against varicella. There is a substantial unmet medical need for shingles therapy; and other indications where uncontrolled varicella infections, such in infants whose immune systems are not yet adequately developed.

Infrastructure

During 2021 XBiotech undertook to expand its main integrated manufacturing and R&D center. The expansion of the main R&D center was ongoing throughout 2021 and is now complete. The expansion has resulted the creation of two new wings, one that provides laboratory research infrastructure for scientists and another general work areas for manufacturing, clinical personnel and others. The building additions have enhanced the Company’s ability to house a larger workforce, expand R&D activities and orchestrate the production of multiple drug products from its existing manufacturing and R&D center. XBiotech owns its 48-acre campus—and all structures on the property—debt-free.

Sale of Drug Candidate and Equity Transaction

The sale of the anti-IL-1a antibody provided sufficient capital to allow the Company to complete a modified Dutch auction tender offer in February 2020, in which the Company repurchased $420 million of its stock from shareholders. The tender offer provided liquidity to the Company’s shareholders while allowing the Company to consolidate its equity ownership and retain sufficient capital to continue pursuing its business objectives. Final results of the tender offer, announced on February 19, 2020, reported that the Company purchased 14,000,000 common shares at a price of $30.00 per share for an aggregate price of approximately $420 million (excluding fees and expenses related to the offer). The shares repurchased represented approximately 32.67% of the common shares outstanding.  The final proration factor for shares that XBiotech purchased pursuant to the tender offer was ultimately deemed to be approximately 33.25%. No equity offerings were made during 2020. In July 2021, XBiotech distributed a cash dividend, in the aggregate amount of $75 million or approximately $2.50 per share, to its shareholders.

A Background on Therapeutic Antibodies

A century ago, scientists and physicians envisioned being able to custom design therapeutic "antibodies” that were highly specific for a single target. By selectively attacking disease while sparing healthy tissue, these “magic bullets” were anticipated to be ideal therapeutic agents. It was not until the early 1970’s, however, that this vision was realized when Kohler and Milstein developed a ground-breaking method for making target-specific monoclonal antibodies—a Nobel prize-winning endeavor. Using this new approach, numerous monoclonal antibody-based research, diagnostic, and therapeutic products developed.

Kohler and Milstein’s discovery was based on their knowledge that the immune system of higher animals produces antibodies as a method of protecting them from various harmful agents, such as viruses, bacteria, and diseased cells. White blood cells, known as B cells, produce billions of different types of antibodies, each with a unique potential to bind and neutralize different disease targets. The vast array of possible treatments based on antibodies led to the development of what is now a major industry around the use of therapeutic antibodies.

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

Product Pipeline

Our product development status for the end of the year 2021 was as follows:

Employees

As of December 31, 2021, we had 97 employees, all full-time employees.

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

Safety

The Company’s True Human™ antibodies are derived from a natural human immune response. It is expected that this will facilitate better tolerability when used as a therapeutic compared to humanized or “fully human” monoclonal antibodies. Antibody therapies are known to be associated with significant risk for infusion reactions, including serious anaphylactic reactions. It is the Company’s belief that these reactions are, in large part, the result of using antibodies that were not derived from natural human immunity but rather had engineered specificities.

Intellectual Property

XBiotech has developed a large international intellectual property (IP) portfolio to protect important aspects of its technology, services, and products, including patents, trademarks and trade secrets.

Sale of a Portion of XBiotech’s IL-1a Patent Portfolio and Retention of Certain Rights Thereto.

On December 7, 2019, XBiotech entered into an Asset Purchase Agreement (the “Purchase Agreement”) under which it received $750 million upfront payment and the potential to receive another $600 million in milestone payments. Under the Purchase Agreement, XBiotech assigned a substantial portion of its patent portfolio covering the drug product candidate, bermekimab, that blocks the action of interleukin-1 alpha (IL-1a).  Pursuant to the Purchase Agreement, on December 30, 2019, XBiotech assigned to the purchaser 12 patent families related to bermekimab and the use of IL-1α-specific antibodies for treating various conditions, including arthritis, neoplastic diseases, dermatological pathologies, vascular diseases, inflammatory skin disease and psychiatric conditions, cachexia, diabetes, atopic dermatitis and hidradenitis suppurativa.

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

Patent Rights Controlled by XBiotech.

As of December 31, 2021, XBiotech directly owns or controls through licenses the rights to several patent families. As set forth below, these include IL-1a related patent rights not assigned in the Purchase Agreement as well as others directed to our proprietary antibody discovery platform and to antibodies for treating and preventing S. aureus infections and cancer.

Patent Rights owned by XBiotech.

A. Treatment of Cancer with Anti-IL-1α Antibodies. This patent family relates to the use of anti-IL-1α antibodies to inhibit the metastatic potential of tumors by interrupting the role that tumor-derived IL-1α plays in tumor metastasis. As of December 31, 2021, XBiotech has been granted five patents for this family; including one in Australia, one in Canada, two in Japan, and one in Europe. As of December 31, 2021, this family has three pending patent applications (US, China, and Hong Kong). Unless extended, patents in this family expire in 2027.

B. Diagnosis, Treatment, and Prevention of Vascular Disorders. This patent family relates to methods of diagnosing, treating and preventing a variety of vascular disorder using IL-1a autoantibody. As of December 31, 2021, XBiotech has been granted seven patents in this family, including two in the U.S., one in Australia, one in Canada, one in Europe and two in Japan. Unless extended, patents in this family expire in 2026.

C. IL-1 Alpha Immunization Induces Autoantibodies Protective Against Atherosclerosis. This patent family relates to the use of IL-1α in a vaccine to generate anti-IL-1a antibodies to protect against atherosclerosis. As of December 31, 2021, XBiotech has been granted patents for this family in Australia and Europe. Unless extended, patents in this family expire in 2027.

D. Methods, Compositions, and Kits For Reducing Anti-Antibody Responses. This patent family relates to methods and compositions for reducing immune system-mediated reactions to allotypic determinants on administered antibody products. As of December 31, 2021, XBiotech has been granted one Australian patent in this family. Unless extended, patents in this family expire in 2030.

E. Identifying Affinity-Matured Human Antibodies. This patent family relates to methods and compositions for identifying affinity-matured True HumanTM monoclonal antibodies from donors. As of December 31, 2021, XBiotech has been granted 17 patents in this family (four in the U.S., two in Australia, one in China, one in Europe, one in India, , one in Japan, two in Israel, , one in South Korea, one in Mexico, two in Russia, and one in Hong Kong). As of December 31, 2021, this family has 3 pending patent applications (US, Canada, China, , Mexico, and Russia). Unless extended, patents in this family expire in 2032.

F. Compositions and Methods for Treating S. Aureus Infections. This patent family relates to antibodies for preventing and treating S. aureus infections. As of December 31, 2021, XBiotech has been granted 22 patents in this family, including five in the U.S, two in Australia, one in China, one in Colombia, one in Europe, one in Hong Kong, one in India, one in Indonesia, two in Japan, one in Mexico, one in the Philippines, one in Russia, one in Singapore, one in South Africa, and two in South Korea. As of December 31, 2021, this family has 17 pending patent applications (US, Brazil, Canada, China, Chile, Europe, India, Israel, Japan, Malaysia, Mexico, two in New Zealand, Philippines, Singapore, South Korea, and Russia) of which three (IL, RU, and PH) have been allowed. Unless extended, patents in this family expire in 2035.

G. Treatment of S. Aureus Infections. This patent family relates to the use of antibodies (Abs) which specifically bind interleukin-1α (IL-1α) for treating S. aureus bloodstream infections in human patients. As of December 31, 2021, XBiotech has one pending US application. Unless extended, patents in this family expire in 2038.

H. True Human Antibody Specific for Interleukin 1alpha (IL-1α). This patent family relates to fully human monoclonal Abs including an antigen-binding variable region that exhibits very high binding affinity for IL-1α. As of December 31 2021, XBiotech has one pending international patent application. Unless extended, patents in this family expire in 2041.

I. True Human Antibody Specific for Interleukin 1alpha (IL-1α). This patent family relates to fully human monoclonal Abs including an antigen-binding variable region that exhibits very high binding affinity for IL-1α. As of December 31 2021, XBiotech has one pending international patent application. Unless extended, patents in this family expire in 2041.

J. True Human Antibody Specific for Interleukin 1alpha (IL-1α). This patent family relates to fully human monoclonal Abs including an antigen-binding variable region that exhibits very high binding affinity for IL-1α. As of December 31 2021, XBiotech has one pending international patent application. Unless extended, patents in this family expire in 2041.

K. True Human Antibody Specific for Interleukin 1alpha (IL-1α). This patent family relates to fully human monoclonal Abs including an antigen-binding variable region that exhibits very high binding affinity for IL-1α. As of December 31 2021, XBiotech has one pending international patent application. Unless extended, patents in this family expire in 2041.

XBiotech has licensed exclusive rights to the intellectual property described below.

L. Monoclonal Human Tumor-Specific Antibody. This patent family relates generally to human tumor-specific antibodies as well as fragments, derivatives and variants thereof that recognize tumor-associated antigen NY-ESO-1. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2021, this patent family includes 15 issued patents, including one in the U.S., one in Australia, one in Brazil, one in Canada, two in Europe, one in China, one in Israel, one in India, one in Japan, one in South Korea, one in New Zealand, one in Mexico, one in Russia, and one in South Africa. Unless extended, patents in this family expire in 2028.

M. Combination Therapy Including Tumor Associated Antigen-Binding Antibodies. This patent family relates generally to a combination therapy including tumor associated antigen binding antibodies. XBiotech acquired the use of patents within this family pursuant to its exclusive license agreement with CT Atlantic AG. As of December 31, 2021, this patent family includes pending applications in India and the U.S., and six issued patents, including one in Canada, one in China, one in Europe, one in India, one in Japan, and one in South Korea. Unless extended, patents in this family expire in 2032.

N. Treatment of Brain Ischemia-Reperfusion Injury. This patent family relates generally to reducing the sequelae of cerebral ischemia-reperfusion injury by administering to a subject an agent that selectively binds IL-1α. XBiotech and University of Zurich co-own this patent family. XBiotech acquired exclusive rights to this patent family pursuant to a license agreement with University of Zurich. As of December 31, 2021, this patent family includes seven pending patent applications (U.S., Australia, Canada, China, Europe, Japan, and South Korea). Unless extended, patents in this family expire in 2040.

ITEM 1A          RISK FACTORS

Summary

The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business, Financial Condition and Capital Requirements

●	We may incur significant losses during development of our current pipeline over the forseeable future.

●	Our business may be adversely affected by the ongoing COVID-19 pandemic.

●	We currently have limited source of revenue and may never sustain profitability.

●	Our future success is dependent on the regulatory approval and commercialization of our product candidates.

●	New laws or regulations could impact our ability to receive the necessary approvals to successfully market and commercialize our product candidates.

●	Product candidates we advance into clinical trials may not have favorable results in clinical trials or receive regulatory approval.

●	If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis.

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.

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

●	Any approved product candidates may not achieve adequate market acceptance for commercial success.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

●	Any failure to meet our ongoing obligations to manufacture bermekimab for Janssen would adversely affect our financial condition and business reputation.

●	We may never achieve any of the potential milestone payments that were negotiated as a part of the Janssen Transaction.

●	We are highly dependent on our Chief Executive Officer.

●	We depend on key personnel to operate our business, and we may be unable to retain, attract and integrate qualified personnel.

●	Failure to comply with environmental, health and safety laws and regulations could subject us to fines, penalties or other costs.

●	Our business may be disrupted by natural disasters, infrastructure interruptions, COVID-19 or other public health threats.

Risks Related to Intellectual Property

●	We may be unable to obtain or protect intellectual property rights.

●	Intellectual property rights do not necessarily address all potential threats to any competitive advantage we may have.

●	Our technology may be found to infringe upon third-party intellectual property rights.

●	We may be unable to license needed intellectual property from third parties on commercially reasonable terms or at all.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to Owning Shares of our Common Stock

●	Our share price may be volatile, which could subject us to securities class action lawsuits and prevent you from being able to sell your shares at or above the price at which you purchased them.

●	Our directors, executive officers and principal shareholders continue to have substantial control over our company and could hinder appropriate corporate control.

●	We have broad discretion in the use of the net proceeds from the Janssen Transaction and may not use them effectively.

●	Provisions in our charter documents under Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult.

●	Against the judgment of the Company, we may be considered a passive foreign investment company for US tax purposes which may negatively affect US investors.

●	We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware.

General Risk Factors

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Future sales, or the possibility of future sales, of a substantial number of our common stock could adversely affect the price of the shares and dilute shareholders.

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

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019 due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ended December 31, 2021.

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

Since inception, we have dedicated a majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to expend substantial resources doing so for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates and products approved for sale, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ending December 31, 2021, we recognized approximately $28.3 million in expenses associated with research and development.

We completed our initial public offering on April 15, 2015 and additional registered offerings in March 2017 and May 2019. We also received a significant amount of cash proceeds from the Janssen Transaction. However, the net proceeds from these transactions and cash on hand may not be sufficient to complete clinical development of any of our product candidates nor may it be sufficient to commercialize any product candidate. In addition, we completed a modified Dutch auction tender offer for our common shares in February 2020, which consumed $420 million of our cash resources. We also distributed $75 million cash dividend to our investors in July 2021. Accordingly, we may require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

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

Beginning in late 2019, the outbreak of COVID-19 has evolved into a global pandemic that is disrupting our business operations, which we expect to continue throughout the remainder of 2022 and possibly beyond. Depending upon the length and severity of the pandemic, which cannot be predicted, we may continue to experience disruptions that could materially and adversely impact our business including:

•

If any third parties in our supply chain are or continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, or disruptions in freight and other transportation services and delivery distribution systems, our supply chain may be disrupted, which would limit our ability to manufacture our product candidates for our clinical trials, to meet our obligations to manufacture drugs for Janssen under our clinical manufacturing agreement, or to conduct our research, development and clinical operations.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual, day-to-day performance. We may experience delays in starting-up clinical trial sites in a timely manner, enrolling subjects in our trials, and may not be able to enroll a sufficient number of subjects to complete the trials. In addition, travel restrictions, shutdowns of or occupancy limitations on certain businesses, bans or restrictions on large public gatherings and declarations of states of emergency remain in effect in some cities, states and countries around the world in response to the ongoing COVID-19 pandemic. Spikes in the numbers of infected patients, the rise and spread of new COVID-19 variants, delays in vaccine distribution or administration, adverse reactions to existing or future COVID-19 vaccines or future similar regional or global health concerns could negatively affect our ability to recruit and retain subjects in clinical trials if they disproportionately impact the sites in which we conduct any of our trials, which would have a material adverse effect on our business and our results of operation and financial condition.

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

As of December 31, 2021, we had 97 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 15, 2022 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 6.8 million shares or approximately 22.53% of our outstanding common stock, and could own approximately 9.05 million shares or approximately 28% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We intend to continue to allocate the net proceeds that we received from our public offerings and the Janssen Transaction to fund discovery and development of our next generation True Human™ anti-IL-1⍺ antibody program and to advance other antibody therapeutics in our pipeline. However, our management will have broad discretion in the actual application of the net proceeds, and we may elect to allocate proceeds differently if we believe it would be in our best interests to do so. For example, in February 2020, we completed a cash tender offer in which we repurchased $420 million of our common shares. In July 2021, we distributed $75 million cash dividend to our shareholders. Our shareholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Our management may also fail to apply these funds effectively, which could have a material adverse effect on our business. We may invest our cash on hand in a manner that does not produce income or that loses value.

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

Although XBiotech does not meet the definition of “Investment Company”, for US federal income taxation purposes, we will be a passive foreign investment company (PFIC) if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. In previous taxable years, we likely were a PFIC because our gross income consisted principally of interest. In 2019, however, the character of our gross income changed significantly as a result of the Janssen Agreements, and the determination of whether we were a PFIC in 2021 is uncertain. Moreover, the PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares. Because these rules are extremely complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the tax implications of acquiring, owning and disposing of our stock.

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

We may have a limited ability to use some or all of our net operating loss and research tax credit carryforwards in the future.

As a result of prior operating losses and research and development activities, we have net operating loss, or “NOL,” and research tax credit carryforwards (collectively, the “carryforwards”) for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of carryforwards that could be utilized annually in the future to offset U.S. taxable income and/or income tax. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the carryforwards before they expire.

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 15, 2022, we had 30,439,275 common shares outstanding.

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

Dividends

In July 2021, we paid $2.50 per share in dividends to shareholders. We currently intend to retain any earnings for future growth and, therefore, do not expect the comparable cash dividends will continue to be paid in the foreseeable future.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, retained earnings as of December 31, 2021 were $5.2 million. We had a net loss of $17.4 million for the year ended December 31, 2021, compared to a net loss of $11.2 million for the year ended December 31, 2020, and a net income of $668.6 million for the year ended December 31, 2019. During the next year, we expect the revenues from a new manufacturing contract with a Janssen-related company will generate offset operating expenses for our research and development activities. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2021, we had 97 employees.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In Febuary 2022, we entered a new manufacturing contract with a Janssen-related company whereby we will continue to manufacture bermekimab through December 2023. The contract terminates in December 2023.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2021, we have recorded total research and development expenses, including share-based compensation, of $247.6 million. Our total research and development expenses for the year ended December 31, 2021 was $28.3 million, compared to $9.5 million the year ended December 31, 2020, and $24.1 million for the year ended December 31, 2019. Share-based compensation accounted for $2.0 million for the year ended December 31, 2021, $3.6 million for the year ended December 31, 2020 and $1.6 million for the year ended December 31, 2019.

Research and development expenses as a percentage of total operating expenses was 75% for the year ended December 31, 2021, 34% for the year ended December 31, 2020, and 77% for the year ended December 31, 2019. The percentages, excluding share-based compensation, were 79% for the year ended December 31, 2021, 36% for the year ended December 31, 2020 and 81% for the year ended December 31, 2019.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $9.4 million for the year ended December 31, 2021, $18.2 million for the year ended December 31, 2020 and $7.1 million for the year ended December 31, 2019. Share-based compensation accounted for $2.2 million for the year ended December 31, 2021, $7.5 million for the year ended December 31, 2020 and $1.7 million for the year ended December 31, 2019.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share	$9.29	$12.23	$9.36
Expected volatility	83%-91%	87%-97%	80%-97%
Risk-free interest rate	0.5%-1.4%	0.3%-1.9%	1.4%-2.7%
Expected life (in years)	5.38–6.25	5.38–10	5.38–10
Dividend yield	—	—	—

With the exception of the dividend paid in 2021, we have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method when the stock option includes “plain vanilla” terms. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. For stock options that did not include “plain vanilla” terms, we used the contractual life of the stock option as the expected life. Such stock options consisted primarily of options issued to our board of directors that were immediately vested at issuance. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company accounts for forfeitures as they occur rather than on an estimated basis.

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

Results of Operations

Revenue

Revenue during the year ended December 31, 2021, 2020 and 2019 are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
Manufacturing revenue	$18,000	$18,000	$-
Clinical Trial revenue	394	25,975	-
Other revenue	-	22	-
Total revenue	$18,394	$43,997	$-

We had not generated any revenue before the year 2020. Under the clinical manufacturing agreement with Janssen, for the year ended December 31, 2021, we have recorded $18.0 million as manufacturing revenue. Clinical trial revenue for the year ended December 31, 2021 is based on the Transition Services Agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain clinical trials completed on December 2020 related to bermekimab, which includes $303 thousand pass-through revenue and $91 thousand mark-up revenue.

Under the same agreement with Janssen, for the year ended December 31, 2020, we have recorded $18.0 million as manufacturing revenue. Clinical trial revenue for the year ended December 31, 2020 includes $20.0 million pass-through revenue for two ongoing trials and $6.0 million mark-up revenue. The other revenue $22 thousand is generated from the grant of a non-exclusive license.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2021, 2020 and 2019 are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold
Manufacturing cost	$5,517	$12,859	$-
Clinical trial cost	303	21,689	-
Total cost of goods sold	$5,820	$34,548	$-

We had not incurred any cost of goods sold before the year 2020.The manufacturing cost for the year ended December 31, 2021 and 2020 represents period expense for manufacturing, quality assurance and quality control departments. Drug for the Janssen Transaction was mainly manufactured in the year 2020. Part of the cost was deferred to the year 2021.  Clinical trial cost for the year ended December 31, 2021 and 2020, is $303 thousand and 21.7 million respectively, which is the pass-through expenses for two trials. These two trials were completed in December 2020.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$12,235	$2,621	$9,614	367%	$2,621	$6,291	$(3,670)	-58%
Laboratory and manufacturing supplies	4,749	879	3,870	440%	879	4,699	(3,820)	-81%
Clinical trials and sponsored research	1,390	84	1,306	1555%	84	4,787	(4,703)	-98%
Share-based compensation	2,020	3,558	(1,538)	-43%	3,558	1,635	1,923	118%
Other	7,874	2,385	5,489	230%	2,385	6,678	(4,293)	-64%
Total	$28,268	$9,527	$18,741	197%	$9,527	$24,090	$(14,563)	-60%

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

Research and development expenses increased 197% to $28.3 million for year ended December 31, 2021 compared to $9.5 million for the year ended December 31, 2020. The increase was mainly due to classification of certain expenses incurred in connection with the Janssen. A portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 compared to all manufacturing department expensed being reclassed to cost of goods sold in 2020, as all such expense incurred in 2020 were related to the clinical trial manufacturing agreement in the Janssen Transaction. The decrease of share-based compensation is due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019, being fully amortized in 2021. The other expense in 2021 includes the depreciation, facility allocation and other miscellaneous expense.

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

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase	Year Ended December 31,		Increase	% Increase
	2021	2020	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Salaries and related expenses	$3,971	$3,969	$2	0%	$3,969	$1,345	$2,624	195%
Patent filing expense	794	525	269	51%	525	801	(276)	-34%
Share-based compensation	2,162	7,537	(5,375)	-71%	7,537	1,723	5,814	337%
Professional fees	1,469	2,678	(1,209)	-45%	2,678	1,701	977	57%
Other	992	3,489	(2,497)	-72%	3,489	1,573	1,916	122%
Total	$9,388	$18,198	$(8,810)	-48%	$18,198	$7,143	$11,055	155%

General and administrative expenses decreased 48% to $9.4 million for the year ended December 31, 2021 compared to $18.2 million for the year ended December 31, 2020. The share-based compensation decrease was mainly due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019 fully amortized in 2021. Professional fees decreased $1.2 million mainly due to the Company no longer requiring professional and legal fees related to the tender offer completed in February 2020. Also, there was a $2.5 million decrease in other expense, mainly due to the reduced D&O insurance cost.

General and administrative expenses increased 155% to $18.2 million for the year ended December 31, 2020 compared to $7.1 million for the year ended December 31, 2019. The share-based compensation increase was mainly due to the new grants to employees and Chief Executive Officer in the fourth quarter of 2019. Salaries and related expense increased due to the bonus to the Chief Executive Officer in June 2020. Also, professional fees increased $1.0 million mainly due to professional and legal fees related to the tender offer completed in February 2020.

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income	$467	$2,456	$564
Gain from Janssen Transaction	-	-	750,000
Other income (loss)	(132)	(503)	10
Foreign exchange gain (loss)	(711)	3,496	(888)
Total	$(376)	$5,449	$749,686

The interest income for the year ended December 31, 2021 and 2020 was mainly from the interest generated from the Company’s Canadian bank account and escrow account. The other expense for the year ended December 31, 2021 was a Canada Revenue Agency charge on tender offer tax withholding and for the year ended December 31, 2020 was a charitable donation. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Euro, and the US dollar and the Canadian dollar in the year ended December 31, 2021 compared to 2020.

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

Income Taxes

Overall income tax benefit for the year ended December 31, 2021 is $8.0 million primarily due to an estimated $9.5 million refund of prior year Canadian income taxes through a carryback of tax losses to 2019.  Income tax benefit for the year ended December 31, 2020 was $1.6 million primarily due to an estimated $1.8 million refund of prior year Canadian taxes through a carryback of tax losses to 2019. Income tax expense for the year ended December 31, 2019 was $49.8 million due to the income generated from the Janssen Transaction.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2021, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019 (Another $75 million was placed into escrow and released in 2021, as noted below), and $18.4 million revenue from the manufacturing agreement and clinical trial agreement for the year ended December 31, 2021. In June 2021, we received the remaining $75 million cash as the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. During the following 12 months, we expect that the revenues from Janssen Transaction Addendum will generate partial of the cash for our research and development activities. At December 31, 2021, we had cash and cash equivalents of $237.0 million as compared to cash and cash equivalents of $237.4 million at December 31, 2020 and $714.6 million at December 31, 2019.The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2021	2020	2019
Operating activities	$69,445	$(65,149)	$(18,270)
Investing activities	(3,525)	(3,727)	674,796
Financing activities	(67,008)	(409,724)	42,096
Effect of foreign exchange rate on cash and cash equivalents	705	1,372	149
Net change in cash and cash equivalents	$(383)	$(477,228)	$698,771

During the years ended December 31, 2021, 2020 and 2019, our operating activities generated net cash of $69.4 million and used net cash of $65.1 million, and $18.3 million respectively. The change in cash from operations for the year ended December 31, 2021 primarily resulted from the $75 million escrow received. The use of net cash in the year ended December 31, 2020 and 2019 primarily resulted from our net incomes and losses and the payment for income tax. The increase in the year ended December 31, 2020 compared with the year ended December 31, 2019 is mainly caused by the 2019 income tax payment $54.1 million paid in the year 2020. Also, we generated revenue from Janssen Transaction in the year 2021 and 2020.

During the years ended December 31, 2021, 2020 and 2019, our investing activities changed net cash of $3.5 million, $3.7 million, and $674.8 million, respectively. The use of cash in the year 2021 and 2020 was for building expansion and the warehouse in construction. The decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to no $675 million gain from the Janssen Transaction in the year 2019.

During the year ended December 31, 2021 and 2020, our financing activities used net cash proceeds of $67 million and $409.7 million, respectively and during the years ended December 31, 2019, our financing activities provided $42.1 million. In July 2021, we paid $75 million in dividends to shareholders. During the year ended December 31, 2021, employee exercised stock options to purchase a total of 1.1 million shares of our common stock for approximately $8.0 million in net proceeds. During the year ended December 31, 2020, employees exercised stock options to purchase a total of 1.8 million shares of our common stock for approximately $10.3 million in net proceeds. On February 19, 2020, we used approximately $420 million to purchase 14,000,000 common shares at a price of $30.00 per share, relating to the tender offer completed in February 2020. During the year ended December 31, 2019, we sold 4.8 million shares under the Common Shares Purchase Agreement with Piper Jaffray & Co for net proceeds of approximately $38 million. Employees exercised stock options to purchase a total of 771 thousand shares of our common stock for approximately $3.8 million in net proceeds.

We expect to continue to incur operating losses in the future. Further, the clinical manufacturing agreement with Janssen expires on December 2023, after which we do not expect to receive any additional revenue under that agreement. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $237.0 million.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Accrued Clinical Trial Cost
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records accruals for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the clinical trial sites and third-party service providers. The Company’s accrual for clinical trial costs totaled $618 thousand at December 31, 2021.

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

Austin, Texas

March 15, 2022

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$236,983	$237,366
Accounts receivable	-	4,113
Escrow receivable	-	75,063
Deferred cost of goods sold	-	2,177
Income tax receivable	8,953	6,574
Prepaid expenses and other current assets	934	582
Total current assets	246,870	325,875
Deferred tax asset	-	533
Property and equipment, net	28,307	27,336
Total assets	$275,177	$353,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,069	$2,491
Accrued expenses	1,374	1,351
Income tax payable	10	142
Total current liabilities	3,453	3,984
Long-term liabilities:
Income tax payable	1,466	1,121
Deferred tax liability	873	-
Total liabilities	5,792	5,105

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,439,275 and 29,304,396 shares outstanding at December 31, 2021 and December 31, 2020, respectively	262,263	249,805
Accumulated other comprehensive loss	1,971	1,266
Retained earnings	5,151	97,568
Total shareholders’ equity	269,385	348,639

Total liabilities and shareholders’ equity	$275,177	$353,744

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue:
Manufacturing revenue	$18,000	$18,000	$-
Clinical trial service revenue	394	25,975	-
Other revenue	-	22	-
Total revenue	18,394	43,997	-
Cost of goods sold:
Manufacturing cost	5,517	12,859	-
Clinical trial cost	303	21,689	-
Total cost of goods sold	5,820	34,548	-
Gross margin	12,574	9,449	-

Operating expenses:
Research and development	28,268	9,527	24,090
General and administrative	9,388	18,198	7,143
Total operating expenses	37,656	27,725	31,233
Loss from operations	(25,082)	(18,276)	(31,233)

Other income (loss):
Interest income	467	2,456	564
Gain from Janssen Transaction	-	-	750,000
Other income (loss)	(132)	(503)	10
Foreign exchange gain (loss)	(711)	3,496	(888)
Total other income (loss)	(376)	5,449	749,686
Income before income taxes	(25,458)	(12,827)	718,453
Benefit (Provision) for income taxes	8,044	1,606	(49,824)
Net income (loss)	$(17,414)	$(11,221)	$668,629
Net income (loss) per share—basic	$(0.58)	$(0.36)	$17.17
Shares used to compute basic net income (loss) per share	30,043,380	30,823,458	38,945,468
Net income (loss) per share—diluted	$(0.58)	$(0.36)	$14.44
Shares used to compute diluted net income (loss) per share	30,043,380	30,823,458	46,319,457

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(17,414)	$(11,221)	$668,629
Foreign currency translation adjustment	705	1,372	149
Comprehensive income (loss)	$(16,709)	$(9,849)	$668,778

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	35,900	$279,353	$(255)	$(237,700)	$41,398
Net income	-	-	-	668,629	668,629
Foreign currency translation adjustment	-	-	149	-	149
Issuance of common stock, net of issuance cost	4,848	38,062	-	-	38,062
Issuance of common stock under stock option plan	771	3,835	-	-	3,835
Subscription receivable	-	(102)	-	-	(102)
Collection of stock subscription receivable	-	302	-	-	302
Share-based compensation expense	-	3,358	-	-	3,358
Balance at December 31, 2019	41,519	$324,808	(106)	430,929	755,631
Net loss	-	-	-	(11,221)	(11,221)
Tender offer	(14,000)	(97,860)	-	(322,140)	(420,000)
Foreign currency translation adjustment	-	-	1,372	-	1,372
Issuance of common stock under stock option plan	1,785	10,276	-	-	10,276
Share-based compensation expense	-	12,581	-	-	12,581
Balance at December 31, 2020	29,304	$249,805	$1,266	$97,568	$348,639
Net loss	-	-	-	(17,414)	(17,414)
Foreign currency translation adjustment	-	-	705	-	705
Issuance of common stock under stock option plan	1,135	7,995	-	-	7,995
Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	4,463	-	-	4,463
Balance at December 31, 2021	30,439	262,263	1,971	5,151	269,385

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Operating activities
Net income (loss)	$(17,414)	$(11,221)	$668,629
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,648	2,238	2,361
Share-based compensation expense	4,463	12,581	3,358
Gain from Janssen Transaction	-	-	(675,000)
Changes in operating assets and liabilities:
Account receivable	4,113	(4,113)	-
Income tax receivable	(2,380)	(6,574)	-
Deferred cost of goods sold	2,177	(2,177)	-
Escrow receivable	75,063	(63)	(75,000)
Prepaid expenses and other current assets	(352)	1,087	(472)
Deferred tax asset	533	(90)	(444)
Accounts payable	(514)	(334)	496
Accrued expenses	23	(2,829)	2,888
Contract liabilities	-	(4,500)	4,500
Deferred rent	-	-	(3)
Income tax payable	212	65	1,056
Deferred tax liability	873	(49,219)	49,361
Net cash used in operating activities	69,445	(65,149)	(18,270)

Investing activities
Purchase of property and equipment	(3,525)	(3,727)	(204)
Cash received from Janssen Transaction	-	-	675,000
Net cash provided by investing activities	(3,525)	(3,727)	674,796

Financing activities
Issuance of common stock and warrants, net	-	(420,000)	38,062
Dividends	(75,003)	-	-
Issuance of common stock under stock option plan	7,995	10,276	3,732
Collection of subscription receivable	-	-	302
Net cash provided by financing activities	(67,008)	(409,724)	42,096
Effect of foreign exchange rate on cash and cash equivalents	705	1,372	149

Net change in cash and cash equivalents	(383)	(477,228)	698,771
Cash and cash equivalents, beginning of period	237,366	714,594	15,823
Cash and cash equivalents, end of period	$236,983	$237,366	$714,594

Supplemental Information:
Accrued purchases of property and equipment	93	676	-
Subscription receivable	-	-	302
Income tax paid	-	54,087	-

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $237.0 million at December 31, 2021, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at December 31, 2021 and 2020, the results of its operations and comprehensive loss for the year ended December 31, 2021, 2020 and 2019, and the cash flows for the year ended December 31, 2021, 2020 and 2019.

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

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. The Company executed a new related manufacturing agreement, which is expected to generate revenue through December 2023. While these agreements are not considered contracts with a customer based on the terms thereof, the Company is applying the revenue recognition guidance by analogy.

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

Manufacturing Revenue

The Company has a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for the year ended 2020 and 2021. In 2022 the Company executed a new manufacturing agreement with a Janssen related company. The agreement is expected to generate as much as $4.7 million in revenue through December 2023.

Clinical Trial Service Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. The arrangement may continue as long as the clinical trials are ongoing.

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

Share-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,
	2021	2020	2019

Research and development	$2,020	$3,558	$1,635
General and administrative	2,162	7,537	1,723
Cost of goods sold	282	1,486	-
Total share-based compensation expense	$4,464	$12,581	$3,358

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2021			2020			2019

Weighted-average grant date fair value per share		$9.29			$12.23			$9.36
Expected volatility	83%	-	91%	87%	-	97%	80%	-	97%
Risk-free interest rate	0.5%	-	1.4%	0.3%	-	1.9%	1.4%	-	2.6%
Expected life (in years)	5.38	-	6.25	5.38	-	10	5.38	-	10
Dividend yield		—			—			—

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

At December 31, 2021 and 2020, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2021 and 2020, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2021.

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

3.         Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. For the year ended December 31, 2021, the Company has recorded $18.0 million of manufacturing revenue and $394 thousand of clinical trial service revenue.

In the year 2020, we received $18.0 million in payments from Janssen based on billing schedules established in the contract on December 30, 2019 for drug manufacturing and $26.0 million in payments from Janssen for clinical trial service.

4. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Computer and office equipment	$557	$557
Furniture and fixtures	130	130
Land	1,418	1,418
Scientific equipment	16,829	14,433
Vehicle	82	82
Building	22,773	21,013
Mobile facility	189	189
Construction in process	2,061	2,625
Accumulated depreciation	(15,731)	(13,111)
	$28,308	$27,336

Depreciation expenses related to property and equipment amounted to approximately $2.6 million, $2.2 million, and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Construction in process is related to research and development and manufactory equipment. Depreciation expense is recorded to cost of goods sold, research and development and general and administrative expense line items on the Consolidated Statements of Operations (in thousands).

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2021, and 2020 (in thousands):

	2021	2020
Accrued compensation and related expenses	$480	$443
Accrued professional fees	163	174
Accrued clinical trial expenses	618	497
Other	113	237
	$1,374	$1,351

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

From January through December 31, 2021, 1.1 million shares of common stock were issued upon the exercise of stock options at a price of $3.27 to $15.00 per share for total proceeds of $8.0 million.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2018	5,535,439	$2.50	-	$21.99	$7.30
Granted	2,563,500	5.15	-	19.87	9.36
Exercised	(771,376)	2.5	-	15	4.62
Forfeitures	(361,833)	2.50	-	16.50	7.53
Options outstanding at December 31, 2019	6,965,730	$2.71	-	$21.99	6.09
Granted	230,500	8.89	-	21.80	16.85
Exercised	(1,784,763)	2.71	-	19.09	6.08
Forfeitures	(84,042)	4.26	-	21.80	8.55
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	6.09
Granted	809,500	$11.35	-	$20.20	13.47
Exercised	(1,348,374)	$3.27	-	$15.00	7.78
Forfeitures	(131,874)	$4.14	-	$21.99	12.23
Options outstanding at December 31, 2021	4,656,677	$2.71	-	$21.74	10.68

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2021, 2020 and 2019, was $9.29, $12.23 and $9.36, respectively. Options with an intrinsic value of $(0.94), $(6.10) and $(10.25), became vested during 2021, 2020 and 2019, respectively. The total intrinsic value of options exercisable and total options outstanding on December 31, 2021 and December 31, 2020 was $3.3 million and $30.0 million respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $4.8 million, $12.9 million, and $2.0 million, respectively.

As of December 31, 2021, there was approximately $8.4 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.77 years. The weighted-average remaining contractual term of outstanding options as of December 31,2021 is 6.66 years. Total exercisable stock options as of December 31, 2021 is 3.5 million. The weighted-average exercise price of options exercisable as of December 31, 2021 is $10.21 per share and its weighted-average remaining contractual term is 5.88 years. On December 20, 2021, a member of the Board of Directors completed a cashless exercise with the Company which resulted in the issuance of 36,507 shares of common stock.

8. Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(17,414)	$(11,221)	$668,629
Weighted-average number of common shares—basic	30,043,380	30,823,458	38,945,468
Net income (loss) per share—basic	$(0.58)	$(0.36)	$17.17
Weighted-average number of common shares—diluted	30,043,380	30,823,458	46,319,457
Net income (loss) per share—diluted	$(0.58)	$(0.36)	$14.44

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2021	2020	2019
Stock options	4,656,677	5,327,425	6,965,730
Warrants to purchase common stock	-	-	-
Total	4,656,677	5,327,425	6,965,730

9. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$5,301	$(851)	$53,971
Canada	(30,127)	(12,553)	664,689
Other Foreign	(632)	577	(207)
Total	$(25,458)	$(12,827)	$718,453

The components of the provision for income taxes are as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Current	2021	2020	2019
United States	$17	$262	$1,806
Canada	(9,486)	(1,821)	48,031
Other Foreign	14	-	-
Total	$(9,455)	$(1,559)	49,837
Deferred
United States	-	-	-
Canada	1,505	(155)	(13)
Other Foreign	(94)	108	-
Total	1,411	(47)	(13)

Total income tax expense	$(8,044)	$(1,606)	$49,824

The provision for income taxes differs from the amount computed by applying the Canada statutory rate to pre-tax income as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019

Income tax benefit computed at federal tax rate	27.0%	27.0%	27.0%
Capital gains and foreign exchange	0.0%	1.2%	(13.0)%
Change in valuation allowance	4.1%	(37.3)%	(6.3)%
Tax Credits generated	1.6%	34.5%	-
Prior year adjustments	1.1%	1.7%	(0.4)%
Changes in Uncertain Tax Positions	(1.5)%	(7.7)%	0.2%
Stock compensation and other	(0.7)%	(6.9)%	(0.6)%
Total	31.6%	12.5%	6.9%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021, 2020, and 2019 are as follows (in thousands):

	2021	2020

Deferred tax assets:
Noncapital losses	$112	$60
Research and other credits	3,360	3,020
Stock based compensation	3,235	4,036
Share issue costs	425	610
Accrued liabilities	227	194
Foreign Exchange	206	950
Total deferred tax assets	7,565	8,870
Less: Valuation allowance	(6,474)	(7,585)
Total deferred tax asset including valuation allowance	1,091	1,285

Deferred tax liabilities:
Depreciation	824	592
Prepaid assets	69	52
Uncollectible debts	1,057	-
Foreign exchange	14	108
Total deferred tax liabilities	1,964	752

Net deferred tax asset (liabilities)	$(873)	$533

As of December 31, 2021 and 2020, the Company had unused net operating losses of approximately $0 million and $0.1 million each year in both Switzerland and Japan, $0 million in Canada for the 2-year period, and $0.5 million and $0 million in the U.S., respectively, available to reduce taxable income of future years. The subsidiaries in Switzerland and Japan dissolved in 2021, therefore their net operating losses were released.  The tax benefit of the U.S. net operating losses does not have an expiration period.

As of December 31, 2021 and 2020, the Company had unused gross research and other tax credits of approximately $4.4 million and $4.0 million in the U.S. available to reduce tax in future years. The tax benefit of the credits begins to expire in 2036 if unused.

The valuation allowance decreased by $1.1 million during the year ended December 31, 2021 primarily due to changes in stock compensation in the U.S and foreign exchange losses in Canada. The valuation allowance increased by $4.8 million during the year ended December 31, 2020 primarily due to changes in stock compensation and the generation of additional tax credit carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. With the exception of certain items that will generate cash refunds through loss carryback claims in the next year, the Company has established a full valuation allowance in the U.S and Canada due to uncertainties regarding the realization of these deferred tax assets based upon the Company’s lack of earnings history and the Company’s expectation to continue incurring significant expenses for the foreseeable future. The valuation allowances in Japan and Switzerland were released in 2021 as both companies were dissolved during 2021.

The Company has not provided Canadian income taxes or withholding taxes on the undistributed earnings of the U.S. subsidiary or the excess of the financial reporting over the tax basis of our investment in the U.S. subsidiary as of December 31, 2021 because these amounts are considered to be indefinitely reinvested in the U.S. The Company intends to use available cash to expand our research and development and manufacturing facilities, and also fund the development of our manufacturing processes. The amount of the outside basis difference that is indefinitely reinvested is $10.7 million as of December 31, 2021. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Balance as of January 1	2,060	1,056	-
Additions based on tax positions related to the current year	42	49	46
Additions for tax positions of prior years	287	955	1,010
Reductions for tax positions of prior years	-	-	-
Settlements	-	-	-
Balance at December 31	2,389	2,060	1,056

The Company recognized interest and penalties related to unrecognized tax benefits of $56 thousand, $27 thousand, and $0 as a component of income tax expense for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, 2020, and 2019, there are $2.4 million, $2.1 million, and $1.1 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. None of the positions are expected to significantly increase or decrease within 12 months.

The Company files federal income tax returns in Canada, U.S, Switzerland, Germany, and Japan. The Company filed final tax returns in Switzerland and Japan during 2021. The Company also files income tax returns in the state of Texas in the U.S. The statute of limitations for assessment by local taxing authorities is open for tax years ended after December 2012 and all years since 2008 for the U.S. remain open until such time the 2019 tax year statute of limitation closes. There are currently no federal or state income tax audits in progress.

10. Subsequent Events

On February 2, 2022, XBiotech Inc. announced the Company “Inks Clinical Manufacturing Deal with Janssen”, which is the 2019 Janssen Transaction Addendum. XBiotech will continue to manufacture bermekimab for use by Janssen in its clinical trials through December 2023 in exchange for total payments of about $4.7 million.

11. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the year ended December 31, 2021 and 2020 is presented below (in thousands except per share data):

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(3,553)	$(10,605)	$(3,731)	$(7,193)
Net loss	(2,568)	(5,118)	(3,261)	(6,467)
Net loss per share—basic and diluted	(0.09)	(0.17)	(0.11)	(0.21)

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(2,171)	$(6,514)	$(4,670)	$(4,922)
Net loss	(14)	(6,844)	(2,526)	(1,838)
Net loss per share—basic and diluted	(0.00)	(0.24)	(0.09)	(0.06)

ITEM  9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 29, 2022 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders to be held on June 18, 2022.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the year  ended December 31, 2021, formatted in Inline Xtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

+	Indicates management contract or compensatory plan
*	Filed herewith

ITEM 16.         FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2022.

XBIOTECH INC.,

/S/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ JOHN SIMARD John Simard, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2022

/S/ QUEENA HAN Queena Han, Vice President of Finance & Human Resources (Principal Financial Officer and Principal Accounting Officer)	March 15, 2022

/S/ W. THORPE MCKENZIE W. Thorpe McKenzie, Director	March 15, 2022

/S/ Jan-Paul Waldin Jan-Paul Waldin, Director	March 15, 2022

/S/ Donald MacAdam Donald MacAdam, Director	March 15, 2022

/S/ Peter Libby Peter Libby, Director	March 15, 2022