Form 10-Q
period 2022-03-31
XBiotech Inc.
filed 2022-05-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 30,439,275 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2022

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2021 filed with the SEC on March 15, 2022, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$231,821	$236,983
Accounts receivable	500	-
Income tax receivable	10,027	8,953
Prepaid expenses and other current assets	632	934
Total current assets	242,980	246,870
Deferred tax asset	-	-
Property and equipment, net	27,823	28,307
Total assets	$270,803	$275,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,323	$2,069
Accrued expenses	1,568	1,374
Income tax payable	-	10
Total current liabilities	2,891	3,453
Long-term liabilities:
Income tax payable	1,479	1,466
Deferred tax liability	873	873
Total liabilities	5,243	5,792

Shareholders’ equity:
Preferred Stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock and additional paid in capital, no par value, unlimited shares authorized, 30,439,275 shares outstanding at March 31, 2022 and December 31, 2021, respectively	263,711	262,263
Accumulated other comprehensive income	2,093	1,971
Accumulated equity and (deficit)	(244)	5,151
Total shareholders’ equity	265,560	269,385

Total liabilities and shareholders’ equity	$270,803	$275,177

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Month Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$500	$4,500
Clinical trial service revenue	-	350
Total revenue	500	4,850
Cost of goods sold
Manufacturing cost	213	2,035
Clinical trial cost	-	269
Total cost of goods sold	213	2,304
Gross margin	287	2,546

Operating expenses:
Research and development	6,818	4,634
General and administrative	1,314	1,465
Total operating expenses	8,132	6,099
Loss from operations	(7,845)	(3,553)

Other income (loss):
Interest income	101	109
Other expense	-	(10)
Foreign exchange gain (loss)	1,290	409
Total other income	1,391	508
Loss before income taxes	(6,454)	(3,045)
Provision/(benefit) for income taxes	(1,059)	(477)
Net loss	$(5,395)	$(2,568)
Net loss per share—basic and diluted	$(0.18)	$(0.09)
Shares used to compute basic net loss per share	30,043,380	29,423,727

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)

Net loss	$(5,395)	$(2,568)
Foreign currency translation adjustment	122	319
Comprehensive loss	$(5,273)	$(2,249)

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total
Balance at December 31, 2021	30,439	262,263	1,971	5,151	$269,385
Net loss	-	-	-	(5,395)	(5,395)
Foreign currency translation adjustment	-	-	122	-	122
Share-based compensation expense	-	1,448	-	-	1,448
Balance at March 31, 2022	30,439	$263,711	$2,093	$(244)	$265,560

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity	Total
Balance at December 31, 2020	29,304	249,805	1,266	97,568	$348,639
Net loss	-	-	-	(2,568)	(2,568)
Foreign currency translation adjustment	-	-	319	-	319
Issuance of common stock under stock option plan	679	4,772	-	-	4,772
Share-based compensation expense	-	936	-	-	936
Balance at March 31, 2021	29,983	$255,513	$1,585	$95,000	$352,098

See accompanying notes.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,395)	$(2,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	710	621
Share-based compensation expense	1,448	936
Changes in operating assets and liabilities:
Account receivable	(500)	2,425
Income tax receivable	(1,074)	3,225
Deferred cost of goods sold	-	544
Prepaid expenses and other current assets	302	(1,955)
Accounts payable	(812)	(1,409)
Accrued expenses	194	(10)
Deferred revenue	-	-
Income tax payable	4	-
Net cash provided by (used in) operating activities	(5,123)	1,809

Investing activities
Purchase of property and equipment	(161)	(637)
Net cash used in investing activities	(161)	(637)

Financing activities
Issuance of common stock under stock option plan	-	1,022
Net cash provided by (used in) financing activities	-	1,022
Effect of foreign exchange rate on cash and cash equivalents	122	319

Net change in cash and cash equivalents	(5,162)	2,513
Cash and cash equivalents, beginning of period	236,983	237,366
Cash and cash equivalents, end of period	$231,821	$239,879

Supplemental information:
Accrued purchases of property and equipment	65	156

See accompanying notes.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $1.35 billion in cash and potential milestone payments (the “Janssen Transaction”). On February 2, 2022, XBiotech announced an addendum to the 2019 Janssen Manufacturing Agreement. XBiotech will continue to manufacture bermekimab for use by Janssen in its clinical trials through December 2023. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, all patents acquired by Janssen relating to IL-1a would be asserted for the benefit of XBiotech to protect its future IL-1a related therapies in all non-dermatological indications.  Consequently, XBiotech is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. Due to the speed and effectiveness of the Company’s True Human™ antibody discovery technology, the Company has identified new IL-1a targeting product candidates and has already brought one such candidate into a clinical study in oncology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it now plans to develop more than one product candidate that targets IL-1a to be used in different areas of medicine.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $231.8 million at March 31, 2022, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at March 31, 2022 and December 31, 2021, the shareholder’s equity at March 31, 2022 and December 31, 2021, the results of its operations and comprehensive loss for the three month periods ended March 31, 2022 and 2021, and the cash flows for the three month periods ended March 31, 2022 and 2021.

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

Under ASC 606, an entity recognizes revenue when (or as) its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 (or for those analogized to it), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts (including by analogy) when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the counterparty. At contract inception, once the contract is determined to be within the scope of or analogized to ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligationwhen (or as) the performance obligation is satisfied.

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

Share-based compensation expense recognized for the three months ended March 31, 2022 and 2021 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended
	March 31,
	2022	2021
Research and development	$990	$363
General and administrative	458	512
Cost of goods sold	-	61
Total share-based compensation expense	$1,448	$936

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2022			2021
Dividend yield		-			-
Expected volatility	82%	-	83%	85%	-	86%
Risk-free interest rate	1.5%	-	2.4%	0.5%	-	1.1%
Expected life (in years)		6.25			6.25
Weighted-average grant date fair value per share		$7.14			$13.82

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

At March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2022 and December 31, 2021, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2022.

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

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech will continue to manufacture bermekimab for use by Janssen in its clinical trials through December 2023. For the three months ended March 31, 2022, the Company has recorded $0.5 million of revenues under the February 2022 agreement.

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Manufacturing equipment	$3,497	$3,796
Winnebago building	21,556	21,587
Other fixed assets	2,770	2,924
Total property and equipment	$27,823	$28,307

5.	Common Stock

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	$2.71	-	$21.74	10.68
Granted	14,000	$8.75	-	$11.25	9.99
Exercised	-		-		-
Forfeitures	(31,767)	$10.36	-	$18.81	13.88
Options outstanding at March 31, 2022	4,638,910	$2.71	-	$21.74	10.66

As of March 31, 2022, there was approximately $6.8 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.6 years.

7.	Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for the quarter ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,395)	$(2,568)
Weighted-average number of common shares—basic and diluted	30,043,380	29,423,727
Net loss per share—basic and diluted	$(0.18)	$(0.09)

8.	Income Taxes

During the three months ended March 31, 2021, the Company recorded an income tax benefit of $477 thousand. During the three months ended March 31, 2022, the Company recorded an income tax benefit of $1,059 thousand. The forecasted 2022 annual effective tax rate of 24.8% has been applied to Canadian income before income taxes for the three months ended March 31, 2022. The rate has not been applied against the US or Germany income before income taxes, as they are not expected to have a tax benefit or expense for the year in accordance with the exception provided in ASC 740-270-30-36.  The consolidated effective tax rate for the three months ended March 31, 2022 was 16.41%, including amounts recorded for discrete events. The forecasted ETR disclosed here is misleading or indicates a significant discrete expense item (i.e. this amount times the $6.5M YTD loss would indicate a higher YTD benefit).  This is due to the US forecasted to be be a full loss company with no benefit in the quarter and excluded from the estimated annual ETR.  Please consider revising.

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

As of  December 31, 2021, there are $2.4 million of unrecognized tax benefits recorded as a liability on the Company’s financials. There was a $14 thousand increase in the liability during the three months ended March 31, 2022 due to additional accrued interest on existing liabilities.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, retained earnings as of March 31, 2022 were ($0.2) million. We had net losses of $5.4 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. During the next year, we expect the revenues from 2019 Janssen Transaction Addendum will generate offset operating expenses for our research and development activities. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends.  We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2021, we had 94 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2022, we have recorded total research and development expenses, including share-based compensation, of $254.4 million. Our total research and development expenses for the three months ended March 31, 2022 and 2021 were $6.8 million and $4.6 million, respectively. Share-based compensation accounted for $990 thousand and $363 thousand for the three months ended March 31, 2022 and 2021, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2022 and 2021 were 84% and 76%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2022 and 2021, were 87% and 82%, respectively.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2022 and 2021 were $1.3 million and $1.5 million, respectively. Share-based compensation accounted for both $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2022 and 2021 were 16% and 24%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2022 and 2021, were 13% and 18%, respectively.

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

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

Results of Operations

Revenue

Revenue during the three months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Manufacturing revenue	$500	$4,500
Clinical Trial revenue	-	350
Total revenue	$500	$4,850

Under the clinical manufacturing agreement with Janssen and the addendum, we have recorded $0.5 and 4.5 million as manufacturing revenue for the three months ended March 31, 2022 and 2021, respectively. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $269 thousand pass-through revenue for the two trials and $81 thousand mark-up revenue for the three months ended March 31, 2021.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold
Manufacturing cost	$213	$2,035
Clinical trial cost	-	269
Total cost of goods sold	$213	$2,304

The manufacturing cost for the three months end March 31, 2022 represents cost for quality control department under February 2022 agreement and the cost for the three month end March 31, 2021 included  period expense for  manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months end March 31, 2021 is the pass-through expenses for two trials and other related clinical trial department expenses.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$2,127	$1,556	$571	37%
Laboratory and manufacturing supplies	1,701	882	819	93%
Clinical trials and sponsored research	382	325	57	18%
Stock-based compensation	990	363	627	173%
Other	1,618	1,508	110	7%
Total	$6,818	$4,634	$2,184	47%

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

Research and development expenses increased $2.2 million to $6.8 million for the three months ended March 31, 2022, compared to $4.6 million for the three months ended March 31, 2021. The increase was mainly due to the reclassification of expense. Manufacturing department expenses were not reclassed to cost of goods sold in 2021 compared to a portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 as such expense incurred in 2021 were related to the clinical trial manufacturing agreement in the Janssen Transaction. The increase of share-based compensation is due to the new grants to employees in the fourth quarter of 2021.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$252	$256	$(4)	-2%
Patent filing expense	146	136	10	7%
Stock-based compensation	458	512	(54)	-11%
Professional fees	293	463	(170)	-37%
Other	165	98	67	68%
Total	$1,314	$1,465	$(151)	-10%

General and administrative expense decreased $0.2 million to $1.3 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. Professional fees decreased $0.2 million mainly due to annual auditing fee for the year 2020 in the three months ended March 31, 2021 is higher for more overruns.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$101	$109
Other income	-	(10)
Foreign exchange gain (loss)	1,290	409
Total	$1,391	$508

The interest income for the three months ended March 31, 2022 and 2021 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain and loss was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2022, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million cash as the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. During the following 12 months, we expect that the revenues from Janssen Transaction Addendum will generate part of the cash for our research and development activities. At March 31, 2022, we had cash and cash equivalents of $231.8 million as compared to cash and cash equivalents of $239.9 million at March 31, 2021. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2022	2021
Operating activities	$(5,123)	$1,809
Investing activities	(161)	(637)
Financing activities	-	1,022
Effect of foreign exchange rate on cash and cash equivalents	122	319
Net change in cash and cash equivalents	$(5,162)	$2,513

During the three months ended March 31, 2022 and 2021, our operating activities used net cash $5.1 million and generated net cash $1.8 million, respectively. The change in cash from operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was mainly due to the Jassen revenue in 2021.

During the three months ended March 31, 2022 and 2021, our investing activities used net cash of $161 thousand and $637 thousand, respectively. The increase was due to costs incurred on the construction of the building extension and warehouse.

During the three months ended March 31, 2021, our financing activities provided net cash of $1.0 million. Employees exercised stock options to purchase a total of 0.7 million shares of our common stock for approximately $1.0 million in net proceeds

We expect to continue to incur operating losses in the future. Further, the clinical manufacturing agreement with Janssen expires on December 2023, after which we do not expect to receive any additional revenue under that agreement. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $231.8 million.

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

Management's Evaluation of our Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) ) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)