Form 10-Q
period 2022-06-30
XBiotech Inc.
filed 2022-08-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 30,439,275 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	6
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2022 (unaudited) and 2021 (unaudited)	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2022 (unaudited) and 2021 (unaudited)	8
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2022(unaudited) and 2021 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 (unaudited) and 2021 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II—OTHER INFORMATION
Item 1.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$225,793	$236,983
Income tax receivable	12,426	8,953
Prepaid expenses and other current assets	545	934
Total current assets	238,764	246,870
Property and equipment, net	27,276	28,307
Deferred tax assets	422	-
Total assets	$266,462	$275,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,454	$2,069
Accrued expenses	5,588	1,374
Income tax payable	193	10
Total current liabilities	8,235	3,453
Long-term liabilities:
Income tax payable	1,559	1,466
Deferred tax liability	873	873
Total liabilities	10,667	5,792

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock and additional paid in capital, no par value, unlimited shares authorized, 30,439,275 shares outstanding at June 30, 2022 and December 31, 2021, respectively	265,159	262,263
Accumulated other comprehensive income	2,524	1,971
Accumulated (deficit) equity	(11,888)	5,151
Total shareholders’ equity	255,795	269,385

Total liabilities and shareholders’ equity	$266,462	$275,177

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$1,530	$4,500	$2,030	$9,000
Clinical trial service revenue	-	25	-	375
Total revenue	1,530	4,525	2,030	9,375
Cost of goods sold
Manufacturing cost	207	1,341	420	3,376
Clinical trial cost	-	19	-	288
Total cost of goods sold	207	1,360	420	3,664
Gross margin	1,323	3,165	1,610	5,711

Operating expenses:
Research and development	10,394	9,254	17,214	13,888
General and administrative	3,023	4,516	4,337	5,981
Total operating expenses	13,417	13,770	21,551	19,869
Loss from operations	(12,094)	(10,605)	(19,941)	(14,158)

Other income (loss):
Interest income	241	123	343	232
Other expense	(119)	(2)	(119)	(11)
Foreign exchange (loss) gain	(2,280)	793	(990)	1,202
Total other (loss) income	(2,158)	914	(766)	1,423
Loss before income taxes	(14,252)	(9,691)	(20,707)	(12,735)
Benefit for income taxes	2,608	4,573	3,668	5,049
Net loss	$(11,644)	$(5,118)	$(17,039)	$(7,686)
Net loss per share—basic and diluted	$(0.38)	$(0.17)	$(0.56)	$(0.26)
Shares used to compute basic and diluted net loss per share	30,439,277	29,987,917	30,439,277	29,707,352

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(11,644)	$(5,118)	$(17,039)	$(7,686)
Foreign currency translation adjustment	431	318	553	637
Comprehensive loss	$(11,213)	$(4,800)	$(16,486)	$(7,049)

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capita	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at March 31, 2022	30,439	$263,711	$2,093	$(244)	$265,560
Net loss	-	-	-	(11,644)	(11,644)
Foreign currency translation adjustment	-	-	431	-	431
Share-based compensation expense	-	1,448	-	-	1,448
Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at March 31, 2021	29,983	$255,513	$1,585	$95,000	$352,098
Net loss	-	-	-	(5,118)	(5,118)
Foreign currency translation adjustment	-	-	318	-	318
Issuance of common stock under stock option plan	41	226	-	-	226
Share-based compensation expense	-	1,040	-	-	1,040
Balance at June 30, 2021	30,024	$256,779	$1,903	$89,882	$348,564

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at December 31, 2021	30,439	$262,263	$1,971	$5,151	$269,385
Net loss	-	-	-	(17,039)	(17,039)
Foreign currency translation adjustment	-	-	553	-	553
Issuance of common stock under stock option plan	-	-	-	-	-
Share-based compensation expense	-	2,896	-	-	2,896
Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at December 31, 2020	29,304	$249,805	$1,266	$97,568	$348,639
Net loss	-	-	-	(7,686)	(7,686)
Foreign currency translation adjustment	-	-	637	-	637
Issuance of common stock under stock option plan	720	4,998	-	-	4,998
Share-based compensation expense	-	1,976	-	-	1,976
Balance at June 30, 2021	30,024	$256,779	$1,903	$89,882	$348,564

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities
Net loss	$(17,039)	$(7,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,437	1,259
Share-based compensation expense	2,896	1,976
Changes in operating assets and liabilities:
Account receivable	-	4,088
Income tax receivable	(3,473)	(1,535)
Deferred cost of goods sold	-	1,089
Escrow receivable	-	75,063
Prepaid expenses and other current assets	390	200
Deferred tax assets	(422)	(108)
Accounts payable	221	(1,026)
Accrued expenses	4,215	330
Income tax payable	276	848
Deferred tax liability	(1)	108
Net cash (used in) provided by operating activities	(11,500)	74,606

Investing activities
Purchase of property and equipment	(243)	(2,349)
Net cash used in investing activities	(243)	(2,349)

Financing activities
Issuance of common stock under stock option plan	-	4,998
Net cash provided by financing activities	-	4,998
Effect of foreign exchange rate on cash and cash equivalents	553	637

Net change in cash and cash equivalents	(11,190)	77,892
Cash and cash equivalents, beginning of period	236,983	237,366
Cash and cash equivalents, end of period	$225,793	$315,258

Supplemental Information:
Accrued purchases of property and equipment	164	25

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

An area of medical focus for XBiotech are therapies that block a potent substance naturally produced by the body, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots and inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic and in some acute injury scenarios (such as stroke or heart attack), IL-1a may mediate harmful disease-related activity.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $225.8 million at June 30, 2022, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statement of cash flows for the six months ended June 30, 2022 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2021 contains financial information taken from the audited XBiotech Inc.consolidated financial statements as of that date.

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

Revenue from the Janssen Agreements

The Company recognizes revenues from its Janssen Agreements as follows.

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. The Company executed an addendum related to manufacturing agreement, which is expected to generate revenue through December 2023. While these agreements are not considered contracts with a customer based on the terms thereof, the Company is applying the revenue recognition guidance by analogy.

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

Manufacturing Revenue

The Company has a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for the year ended 2020 and 2021. In 2022 the Company executed an addendum to the 2019 Janssen Manufacturing Agreement . The agreement is expected to generate as much as $4.7 million in revenue through December 2023.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with third party service providers who conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company records uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2022 and 2021 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$979	$433	$1,969	$796
General and administrative	469	534	927	1,046
Cost of goods sold	-	73	-	134
Total share-based compensation expense	$1,448	$1,040	$2,896	$1,976

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2022			2021			2022			2021
Dividend yield		-			-			-			-
Expected volatility		83%		84%	-	85%	82%	-	83%	84%	-	86%
Risk-free interest rate	2.5%	-	3.5%	0.9%	-	1.1%	1.5%	-	3.5%	0.5%	-	1.1%
Expected life (in years)	5.38	-	6.25	5.38	-	6.25	5.38	-	6.25	5.38	-	6.25
Weighted-average grant date fair value per share		5.43			11.12			5.53			11.49

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

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

Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, accounts payable, and certain accrued liabilities. These financial instruments are held at cost, which generally approximates fair value due to their short-term nature.

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

At June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2022 and December 31, 2021, due to their short-term nature.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2022.

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

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech will continue to manufacture bermekimab for use by Janssen in its clinical trials through December 2023. For the three months and six months ended June 30, 2022, the Company has recorded $1.5 and $2.0 million, respectively of gross revenue under the February 2022 agreement.

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Manufacturing equipment	$3,183	$3,796
Winnebago building	21,417	21,587
Other fixed assets	2,676	2,924
Total property and equipment	$27,276	$28,307

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January 1, 2021 through December 31, 2021, 1.1 million shares of common stock were issued upon the exercise of stock options at a price of $3.27 to $15.00 per share for total proceeds of $8.0 million.

No stock options were exercised from January 1, 2022 through June 30,2022.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	$6.09
Granted	130,000	15.83	-	17.49	16.69
Exercised	(743,279)	2.71	-	21.99	6.87
Forfeitures	(88,374)	4.14	-	19.30	9.55
Options outstanding at June 30, 2021	4,625,772	$2.71	-	$21.99	$16.30

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	$2.71	-	$21.74	$10.68
Granted	146,600	5.62	-	11.50	7.16
Exercised	-		-		-
Forfeitures	(97,308)	$4.95	-	$21.74	14.06
Options outstanding at June 30, 2022	4,705,969	$2.71	-	$21.74	$10.50

As of June 30, 2021, there was approximately $5.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.58 years.

As of June 30, 2022, there was approximately $5.4 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.41 years.

7.	Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for three months and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,644)	$(5,118)	$(17,039)	$(7,686)
Weighted-average number of common shares—basic and diluted	30,439,277	29,987,917	30,439,277	29,707,352
Net loss per share—basic and diluted	$(0.38)	$(0.17)	$(0.56)	$(0.26)

Potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, in the amount of 4,705,969 and 4,625,772 have been excluded from the computation of diluted weighted-average common shares outstanding as of June 30, 2022 and June 30, 2021, respectively, because including them would have had an anti-dilutive effect due to the losses reported.

8.	Income Taxes

The Company's effective tax rates for the three months ended June 30, 2022 and June 30, 2021, were 18.3% and 47.2% respectively. The effective tax rate for the three month period ended June 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized. The effective tax rate for the three month period ended June 30, 2021 varied from the Canadian statutory rate primarily due to permanent changes to prior tax filings.

The Company's effective tax rates for the six months ended June 30, 2022 and June 30, 2021, were 17.7% and 39.6% respectively. The effective tax rate for the six month period ended June 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized. The effective tax rate for the six month period ended June 30, 2021 varied from the Canadian statutory rate primarily due to permanent changes to prior tax filings.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of June 30, 2022 was ($11.8) million. We had net losses before income tax of $14.3 million and $20.7 million for the three months and six months ended June 30, 2022, respectively, compared to $9.7 million and $12.7 million for the three months and six months ended June 30, 2021, respectively. During the next year, we expect the revenues from 2019 Janssen Transaction Addendum will be used in our research and development activities. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of June 30, 2022, we had 96 employees.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In February 2022, we entered a new manufacturing contract with a Janssen-related company whereby we will continue to manufacture bermekimab through December 2023. The contract terminates in December 2023. Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2022, we have recorded total research and development expenses, including share-based compensation, of $264.8 million. Our total research and development expenses for the three months and six months ended June 30, 2022 were $10.4 million and $17.2 million, respectively, compared to $9.3 million and $13.9 million for the three months and six months ended June 30, 2021, respectively. Share-based compensation accounted for $1.0 million and $2.0 million for the three months and six months ended June 30, 2022, respectively, compared to $0.4 million and $0.8 million for the three months and six months ended June 30, 2021, respectively, related to research and development.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2022 were 77% and 80%, respectively, compared to 67% and 70% for the three months and six months ended June 30, 2021, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2022 were 79% and 82%, respectively, compared to 69% and 73% for the three months and six months ended June 30, 2021.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2022 were $3.0 million and $4.3 million, respectively, compared to $4.5 million and $6.0 million for the three months and six months ended June 30, 2021, respectively. Share-based compensation accounted for $0.5 million and $0.9 million for the three months and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three months and six months ended June 30, 2021, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2022 were 23% and 20%, respectively, compared to 33% and 30% for the three months and six months ended June 30, 2021, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2022 were 21% and 18%, respectively, compared to 31% and 27% for the three months and six months ended June 30, 2021.

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

Results of Operations

Revenue

Revenue during the three months ended and six months ended June 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Manufacturing revenue	$1,530	$4,500	$2,030	$9,000
Clinical Trial revenue	-	25	-	375
Total revenue	$1,530	$4,525	$2,030	$9,375

Under the clinical manufacturing agreement with Janssen and the addendum, we have recorded $1.5 and $4.5 million as manufacturing revenue for the three months ended June 30, 2022 and 2021, respectively. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $19 thousand pass-through revenue for the two trials and $6 thousand mark-up revenue for the three months ended June 30, 2021. The clinical trial service agreement was terminated in the year 2022.

We have recorded $2.0 million manufacturing revenue for the six months ended June 30, 2022, compared to $9 million for the six months ended June 30, 2021. Clinical trial revenue for the six months ended June 30, 2021 was $0.4 million, including $0.3 million pass-through expense for two trials and $0.1 million mark-up revenue.

Cost of Goods Sold

Cost of goods sold during the three months and six months ended June 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold
Manufacturing cost	$207	$1,341	$420	$3,376
Clinical trial cost	-	19	-	288
Total cost of goods sold	$207	$1,360	$420	$3,664

The manufacturing cost for the three months ended June 30, 2022 represents cost for the manufacuring department under the February 2022 agreement and the cost for the three months ended June 30, 2021 included expense for manufacturing, quality assurance and quality control departments. Clinical trial cost for the three months ended June 30, 2021 is the pass-through expenses for two trials and other related clinical trial department expenses.

We have recorded $0.4 million in manufacturing cost for the six months ended June 30, 2022, compared to $3.4 million for the six months ended June 30, 2021. Clinical trial cost for the six months ended June 30, 2021 was $0.3 million including the pass- through expenses for two trials and other related clinical trial department expenses. The three months and six months decrease was mainly due to the completion of the Janssen clinical manufacturing agreement on December 2021 and the addendum signed in February 2022.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$4,328	$5,656	$(1,328)	-23%
Laboratory and manufacturing supplies	2,579	1,137	1,442	127%
Clinical trials and sponsored research	502	450	52	12%
Share-based compensation	979	433	546	126%
Other	2,006	1,578	428	27%
Total	$10,394	$9,254	$1,140	12%

	Six Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$6,455	$7,212	$(757)	-10%
Laboratory and manufacturing supplies	4,280	2,018	2,262	112%
Clinical trials and sponsored research	885	774	111	14%
Share-based compensation	1,969	796	1,173	147%
Other	3,625	3,088	537	17%
Total	$17,214	$13,888	$3,326	24%

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

Research and development expenses increased $1.1 million to $10.4 million for the three months ended June 30, 2022, compared to $9.3 million for the three months ended June 30, 2021. The increase was mainly due to the reclassification of expense. Manufacturing department expenses were not reclassed to cost of goods sold in 2022 compared to a portion of manufacturing department expenses were reclassed to cost of goods sold in 2021 were related to the clinical trial manufacturing agreement in the Janssen Transaction. The increase of share-based compensation is due to the new grants to employees in the fourth quarter of 2021. In addition, salaries and related expenses decreased because of the $3.8 million bonus to the Chief Executive Officer in June 2022 compared to the $7.0 million bonus in June 2021, in which 60% was allocated to research and development expenses for both periods.

Research and development expenses increased $3.3 million to $17.2 million for the six months ended June 30, 2022, compared to $13.9 million for the six months ended June 30, 2021. The six months increase was also mainly due to the reclassification of expense. Salaries and related expenses decreased because of the $3.8 million bonus to the Chief Executive Officer in June 2022 compared to the $7.0 million bonus in June 2021, in which 60% was allocated to research and development expenses for both periods. The other expense includes the facility allocation and other miscellaneous expense.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$1,748	$3,036	$(1,288)	-42%
Patent filing expense	141	132	9	7%
Share-based compensation	469	534	(65)	-12%
Professional fees	226	350	(124)	-35%
Other	439	464	(25)	-5%
Total	$3,023	$4,516	$(1,493)	-33%

	Six Months Ended June 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$1,999	$3,291	$(1,292)	-39%
Patent filing expense	287	268	19	7%
Share-based compensation	927	1,046	(119)	-11%
Professional fees	519	813	(294)	-36%
Other	605	563	42	7%
Total	$4,337	$5,981	$(1,644)	-27%

General and administrative expenses decreased $1.5 million to $3.0 million for the three months ended June 30, 2022 compared to $4.5 million for the three months ended June 30, 2021. General and administrative expenses decreased $1.6 million to $4.3 million for the six months ended June 30, 2022 compared to $6.0 million for the six months ended June 30, 2021.

The three months decrease was primarily related to the decrease in salaries and related expenses. The bonus to the Chief Executive Officer in June 2022 was $3.8 millioncompared to the $7.0 million bonus in June 2021, in which 40% was allocated to general and administrative expenses for both periods.

Compared to the six months ended June 30, 2021, the general and administrative expense decrease in the six months ended June 30, 2022 was also primarily caused by the decrease to salaries and related expenses. In addition, professional fees decreased $0.3 million mainly due to the decrease in annual audit fees in 2022.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$241	$123	$343	$232
Other income (loss)	(119)	(2)	(119)	(11)
Foreign exchange gain (loss)	(2,280)	793	(990)	1,202
Total	$(2,158)	$914	$(766)	$1,423

The interest income for the three months and six months ended June 30, 2022 and 2021 was mainly from the interest generated from the Company’s Canadian bank account. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and six months ended June 30, 2022 compared to 2021.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2022, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. During the following 12 months, we expect that the revenues from Janssen Transaction Addendum will generate part of the cash for our research and development activities. At June 30, 2022, we had cash and cash equivalents of $225.8 million as compared to cash and cash equivalents of $315.3 million at June 30, 2021. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$(11,500)	$74,606
Investing activities	(243)	(2,349)
Financing activities	-	4,998
Effect of foreign exchange rate on cash and cash equivalents	553	637
Net change in cash and cash equivalents	$(11,190)	$77,892

During the six months ended June 30, 2022 and 2021, our operating activities used net cash of $11.5 million and generated net cash $74.6 million, respectively. The cash from operations for the six months ended June 30, 2021 primarily resulted from the $75 million escrow payment received.

During the six months ended June 30, 2022 and 2021, our investing activities used net cash of $0.2 million and $2.3 million, respectively. The use of cash was for building expansion and warehouse in construction.

During the six months ended June 30, 2021, our financing activities provided net cash of $5.0 million. Employees exercised stock options to purchase a total of 720 thousand shares of our common stock for approximately $5.0 million in net proceeds during the six months ended June 30, 2021.

We expect to continue to incur operating losses in the future. Further, the clinical manufacturing agreement with Janssen expires on December 2023, after which we do not expect to receive any additional revenue under that agreement. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $225.8 million.

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

Management's Evaluation of our Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on such evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, (ii) condensed consolidated statements of operations for the three and six months ended June 30,2022 and 2021, (iii) condensed consolidated statements of comprehensive loss for the three and six months ended June 30,2022 and 2021, (iv) condensed consolidated statements of shareholders’ equity for the three and six months ended June 30,2022 and 2021; (v) condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2022	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)