Form 10-Q
period 2022-09-30
XBiotech Inc.
filed 2022-11-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, there were 30,439,277 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2022 (unaudited) and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2022 (unaudited) and 2021 (unaudited)	7
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2022 (unaudited) and 2021 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited) and 2021 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$160,568	$236,983
Interest bearing time deposits	59,532	-
Account receivable	1,530	-
Income tax receivable	1,176	8,953
Prepaid expenses and other current assets	621	934
Total current assets	223,427	246,870
Property and equipment, net	26,635	28,307
Deferred tax assets	772	-
Total assets	$250,834	$275,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,376	$2,069
Accrued expenses	1,988	1,374
Income tax payable	214	10
Total current liabilities	3,578	3,453
Long-term liabilities:
Income tax payable	1,575	1,466
Deferred tax liability	872	873
Total liabilities	6,025	5,792

Shareholders’ equity:
Common stock and additional paid in capital, no par value, unlimited shares authorized, 30,439,277 shares outstanding at September 30, 2022 and December 31, 2021, respectively	266,287	262,263
Accumulated other comprehensive income	3,068	1,971
Accumulated (deficit) equity	(24,546)	5,151
Total shareholders’ equity	244,809	269,385

Total liabilities and shareholders’ equity	$250,834	$275,177

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$1,680	$4,500	$3,710	$13,500
Clinical trial service revenue	-	19	-	394
Total revenue	1,680	4,519	3,710	13,894
Cost of goods sold
Manufacturing cost	215	1,095	635	4,471
Clinical trial cost	-	15	-	303
Total cost of goods sold	215	1,110	635	4,774
Gross margin	1,465	3,409	3,075	9,120

Operating expenses:
Research and development	7,014	5,599	24,227	19,486
General and administrative	840	1,541	5,176	7,522
Total operating expenses	7,854	7,140	29,403	27,008
Loss from operations	(6,389)	(3,731)	(26,328)	(17,888)

Other (loss) income:
Interest income	1,009	125	1,351	357
Other expense	-	(121)	(119)	(132)
Foreign exchange (loss) gain	(4,877)	(1,328)	(5,867)	(127)
Total other (loss) income	(3,868)	(1,324)	(4,635)	98
Loss before income taxes	(10,257)	(5,055)	(30,963)	(17,790)
Income tax (expense) benefit	(2,401)	1,794	1,266	6,843
Net loss	$(12,658)	$(3,261)	$(29,697)	$(10,947)
Net loss per share—basic and diluted	$(0.42)	$(0.11)	$(0.98)	$(0.37)
Shares used to compute basic and diluted net loss per share	30,439,277	30,341,470	30,439,277	29,921,048

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(12,658)	$(3,261)	$(29,697)	$(10,947)
Foreign currency translation adjustment	544	(240)	1,097	397
Comprehensive loss	$(12,114)	$(3,501)	$(28,600)	$(10,550)

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795
Net loss	-	-	-	(12,658)	(12,658)
Foreign currency translation adjustment	-	-	544	-	544
Share-based compensation expense	-	1,128	-	-	1,128
Balance at September 30, 2022	30,439	$266,287	$3,068	$(24,546)	$244,809

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at June 30, 2021	30,024	$256,779	$1,903	$89,882	$348,564
Net loss	-	-	-	(3,261)	(3,261)
Foreign currency translation adjustment	-	-	(240)	-	(240)
Issuance of common stock under stock option plan	374	2,964	-	-	2,964
Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	1,133	-	-	1,133
Balance at September 30, 2021	30,398	$260,876	$1,663	$11,618	$274,157

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Equity	Total
Balance at December 31, 2021	30,439	$262,263	$1,971	$5,151	$269,385
Net loss	-	-	-	(29,697)	(29,697)
Foreign currency translation adjustment	-	-	1,097	-	1,097
Share-based compensation expense	-	4,024	-	-	4,024
Balance at September 30, 2022	30,439	$266,287	$3,068	$(24,546)	$244,809

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Equity (Deficit)	Total
Balance at December 31, 2020	29,304	$249,805	$1,266	$97,568	$348,639
Net loss	-	-	-	(10,947)	(10,947)
Foreign currency translation adjustment	-	-	397	-	397
Issuance of common stock under stock option plan	1,094	7,962	-	-	7,962
Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	3,109	-	-	3,109
Balance at September 30, 2021	30,398	$260,876	$1,663	$11,618	$274,157

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities
Net loss	$(29,697)	$(10,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,171	1,946
Share-based compensation expense	4,024	3,109
Changes in operating assets and liabilities:
Account receivable	(1,530)	4,069
Income tax receivable	7,777	(3,823)
Deferred cost of goods sold	-	1,633
Escrow receivable	-	75,063
Prepaid expenses and other current assets	314	207
Deferred tax assets	(772)	(108)
Accounts payable	(741)	(1,679)
Accrued expenses	614	292
Income tax payable	314	1,334
Deferred tax liability	(1)	108
Net cash (used in) provided by operating activities	(17,527)	71,204

Investing activities
Purchase of property and equipment	(453)	(3,049)
Purchase of interest bearing time deposits	(59,532)	-
Net cash used in investing activities	(59,985)	(3,049)

Financing activities
Dividends	-	(75,003)
Issuance of common stock under stock option plan	-	7,962
Net cash used in financing activities	-	(67,041)
Effect of foreign exchange rate on cash and cash equivalents	1,097	397

Net change in cash and cash equivalents	(76,415)	1,511
Cash and cash equivalents, beginning of period	236,983	237,366
Cash and cash equivalents, end of period	$160,568	$238,877

Supplemental Information:
Accrued purchases of property and equipment	46	202

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $160.6 million at September 30, 2022, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2021 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Manufacturing Revenue

The Company has a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for the years ended 2020 and 2021. In 2022 the Company executed an addendum to the 2019 Janssen Manufacturing Agreement . The agreement is expected to generate as much as $4.7 million in revenue through December 2023.

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

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. To determine the fair value of its common stock, the Company uses the closing price of the Company’s common stock as reported by NASDAQ. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options, on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur rather than on an estimated basis.

Share-based compensation expense recognized for the three months and nine months ended September 30, 2022 and 2021 was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$855	$436	$2,824	$1,233
General and administrative	273	628	1,200	1,673
Cost of goods sold	-	69	-	203
Total share-based compensation expense	$1,128	$1,133	$4,024	$3,109

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
Dividend yield		-			-			-			-
Expected volatility		83%		84%	-	91%	82%	-	83%	84%	-	91%
Risk-free interest rate	2.9%	-	3.3%	0.9%	-	1.0%	1.5%	-	3.5%	0.5%	-	1.1%
Expected life (in years)		6.25			6.25		5.38	-	6.25	5.38	-	6.25
Weighted-average grant date fair value per share		3.71			16.17			4.93			16.69

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

Interest Bearing Time Deposit

The Company holds guaranteed investment certificates with a financial institution. The guaranteed investment certificates have a 12 month term at origination with interest payable at maturity.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment during the three and nine month periods ended September 30, 2022 and 2021.

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

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech will continue to manufacture bermekimab for use by Janssen in its clinical trials through December 2023. For the three months and nine months ended September 30, 2022, the Company has recorded $1.7 and $3.7 million, respectively of gross revenue under the February 2022 agreement.

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Manufacturing equipment	$2,941	$3,796
Winnebago building	21,259	21,587
Other fixed assets	2,435	2,924
Total property and equipment	$26,635	$28,307

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January 1, 2021 through December 31, 2021, 1.1 million shares of common stock were issued upon the exercise of stock options at a price of $3.27 to $15.00 per share for total proceeds of $8.0 million.

No stock options were exercised from January 1, 2022 through September 30,2022.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	$2.71	-	$21.74	$10.68
Granted	151,600	4.06	-	11.50	7.10
Exercised	-		-		-
Forfeitures	(137,650)	3.27	-	21.74	13.46
Options outstanding at September 30, 2022	4,670,627	$2.71	-	$21.74	$10.48

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	$6.09
Granted	162,000	$15.29	-	$20.20	16.69
Exercised	(1,093,415)	$3.27	-	$15.00	7.28
Forfeitures	(114,374)	$4.14	-	$21.99	9.75
Options outstanding at September 30, 2021	4,281,636	$2.71	-	$21.74	$10.36

As of September 30, 2022, there was approximately $4.0 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.26 years.

7.	Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for three months and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,658)	$(3,261)	$(29,697)	$(10,947)
Weighted-average number of common shares—basic and diluted	30,439,277	30,341,470	30,439,277	29,921,048
Net loss per share—basic and diluted	$(0.42)	$(0.11)	$(0.98)	$(0.37)

Potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, in the amount of 4,610,627 and 4,281,636 have been excluded from the computation of diluted weighted-average common shares outstanding as of September 30, 2022 and September 30, 2021, respectively, because including them would have had an anti-dilutive effect due to the losses reported.

8.	Income Taxes

To calculate the interim tax provision, at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgements including, but not limited to, the expected operating income for the year, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

The Company's effective tax rates for the three months ended September 30, 2022 and September 30, 2021, were -23.4% and 35.5%, respectively. The effective tax rate for the three month period ended September 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized and a shift in income between jurisdictions related to certain transfer pricing adjustments, which impacted the projected benefit associated with available loss carrybacks. The effective tax rate for the three month period ended September 30, 2021 varied from the Canadian statutory rate primarily due to non-deductible stock compensation, valuation allowances, and foreign inclusions.

The Company's effective tax rates for the nine months ended September 30, 2022 and September 30, 2021, were 4.1% and 38.5%, respectively. The effective tax rate for the nine month period ended September 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized and a shift in income between jurisdictions related to certain transfer pricing adjustments, which impacted the projected benefit associated with available loss carrybacks. The effective tax rate for the nine month period ended September 30, 2021 varied from the Canadian statutory rate primarily due to non-deductible stock compensation, valuation allowances, and foreign inclusions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XBiotech Inc. (“XBiotech” or the “Company”) is a pre-market biopharmaceutical company engaged in discovering and developing True Human™ monoclonal antibodies for treating a variety of diseases. True Human™ monoclonal antibodies are those which occur naturally in human beings—as opposed to being derived from animal immunization or otherwise engineered. We believe that naturally occurring monoclonal antibodies have the potential to be safer and more effective than their non-naturally occurring counterparts. XBiotech is focused on developing its True Human™ pipeline and manufacturing system.

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of September 30, 2022 was ($24.5) million. We had net losses before income tax of $10.3 million and $31.0 million for the three months and nine months ended September 30, 2022, respectively, compared to $5.1 million and $17.8 million for the three months and nine months ended September 30, 2021, respectively. During the next year, we expect the revenues from 2019 Janssen Transaction Addendum will be used in our research and development activities. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of Septemeber 30, 2022, we had 93 employees.

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

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates. These expenses consist primarily of salaries and related expenses, stock-based compensation, the purchase of equipment, laboratory and manufacturing supplies, facility costs, costs for preclinical and clinical research, development of quality control systems, quality assurance programs, and manufacturing processes. We charge all research and development expenses to operations as incurred.

The clinical development costs may further increase going forward with potentially more advanced studies in the future as we evaluate our clinical data and pipeline.

Clinical development timelines, likelihood of success, and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2022, we have recorded total research and development expenses, including share-based compensation, of $271.8 million. Our total research and development expenses for the three months and nine months ended September 30, 2022 were $7.04 million and $24.2 million, respectively, compared to $5.6 million and $19.5 million for the three months and nine months ended September 30, 2021, respectively. Share-based compensation related to research and development was $0.9 million and $2.8 million for the three months and nine months ended September 30, 2022, respectively, compared to $0.4 million and $1.2 million for the three months and nine months ended September 30, 2021, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2022 were 89% and 82%, respectively, compared to 78% and 72% for the three months and nine months ended Septmber 30, 2021, respectively. The percentages of research and development expenses compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2022 were 92% and 84%, respectively, compared to 86% and 76% for the three months and nine months ended September 30, 2021.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development, and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing, maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2022 were $0.8 million and $5.2 million, respectively, compared to $1.5 million and $7.5 million for the three months and nine months ended September 30, 2021, respectively. Share-based compensation accounted for $0.3 million and $1.2 million for the three months and nine months ended September 30, 2022, respectively, and $0.6 million and $1.7 million for the three months and nine months ended September 30, 2021, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2022 were 11% and 18%, respectively, compared to 22% and 28% for the three months and nine months ended September 30, 2021, respectively. The percentages of general and administrative expense compares to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2022 were 8% and 16%, respectively, compared to 15% and 24% for the three months and nine months ended September 30, 2021.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”). The preparation of our financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses incurred during the reporting periods.

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

Results of Operations

Revenue

Revenue during the three months ended and nine months ended September 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Manufacturing revenue	$1,680	$4,500	$3,710	$13,500
Clinical Trial revenue	-	19	-	394
Total revenue	$1,680	$4,519	$3,710	$13,894

Under the clinical manufacturing agreement with Janssen and the addendum, we have recorded $1.7 and $4.5 million as manufacturing revenue for the three months ended September 30, 2022 and 2021, respectively. Clinical trial revenue is based on the transition services agreement under which we agreed to continue operational management, on a fee-for-service basis, of certain ongoing clinical trials related to bermekimab, which includes $15 thousand pass-through revenue for the two trials and $4 thousand mark-up revenue for the three months ended September 30, 2021. The clinical trial service agreement was terminated in the year 2022.

We have recorded $3.7 million in manufacturing revenue for the nine months ended September 30, 2022, compared to $13.5 million for the nine months ended September 30, 2021. Clinical trial revenue for the nine months ended September 30, 2021 was $0.4 million, which included $0.3 million in pass-through expense for two trials and a $0.1 million mark-up in revenue.

Cost of Goods Sold

Cost of goods sold during the three months and nine months ended September 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold
Manufacturing cost	$215	$1,095	$635	$4,471
Clinical trial cost	-	15	-	303
Total cost of goods sold	$215	$1,110	$635	$4,774

The manufacturing cost for the three months ended September 30, 2022 represents cost for the manufacuring department under the February 2022 agreement and the cost for the three months ended September 30, 2021 included expense for manufacturing, quality assurance, and quality control departments. Clinical trial cost for the three months ended September 30, 2021 is the pass-through expenses for two trials and other related clinical trial department expenses.

We have recorded $0.6 million in manufacturing cost for the nine months ended September 30, 2022, compared to $4.5 million for the nine months ended September 30, 2021. Clinical trial cost for the nine months ended September 30, 2021 was $0.3 million including the pass-through expenses for two trials and other related clinical trial department expenses. The three months and nine months decrease was mainly due to the completion of the Janssen clinical manufacturing agreement on December 2021 and the addendum signed in February 2022.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$2,086	$1,740	$346	20%
Laboratory and manufacturing supplies	1,817	1,251	566	45%
Clinical trials and sponsored research	349	158	191	121%
Share-based compensation	855	437	418	96%
Other	1,907	2,013	(106)	-5%
Total	$7,014	$5,599	$1,415	25%

	Nine Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$8,541	$8,952	$(411)	-5%
Laboratory and manufacturing supplies	6,096	3,270	2,826	86%
Clinical trials and sponsored research	1,234	933	301	32%
Share-based compensation	2,824	1,233	1,591	129%
Other	5,532	5,098	434	8%
Total	$24,227	$19,486	$4,741	24%

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

Research and development expenses increased $1.4 million to $7.0 million for the three months ended September 30, 2022, compared to $5.6 million for the three months ended September 30, 2021. The increase was mainly due to the shift in operating activies as a result of the termination of the clinical trial manufacturing agreement in the Janssen Transaction. The increase of share-based compensation is due to the new grants to employees in the fourth quarter of 2021.

Research and development expenses increased $4.7 million to $24.2 million for the nine months ended September 30, 2022, compared to $19.5 million for the nine months ended September 30, 2021. The nine months increase was also mainly due to the shift in operating activities described above. Salaries and related expenses decreased because of the $3.8 million bonus to the Chief Executive Officer in June 2022 compared to the $7.0 million bonus in June 2021, in which 60% was allocated to research and development expenses for both periods. The other expense includes the facility allocation and other miscellaneous expense.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$260	$220	$40	18%
Patent filing expense	112	132	(20)	-15%
Share-based compensation	273	628	(355)	-57%
Professional fees	123	322	(199)	-62%
Other	72	239	(167)	-70%
Total	$840	$1,541	$(701)	-45%

	Nine Months Ended September 30,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$2,259	$3,512	$(1,253)	-36%
Patent filing expense	399	400	(1)	0%
Share-based compensation	1,200	1,673	(473)	-28%
Professional fees	642	1,135	(493)	-43%
Other	676	802	(126)	-16%
Total	$5,176	$7,522	$(2,346)	-31%

General and administrative expenses decreased $0.7 million to $0.8 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021. General and administrative expenses decreased $2.3 million to $5.2 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021.

The three months decrease was primarily related to stock–based compensation expenses due to the fully amortized grants to employees in previous year. Professional fees also decreased $0.2 million due to the decrease in audit and tax service fees in 2022.

Compared to the nine months ended September 30, 2021, the general and administrative expense decrease in the nine months ended September 30, 2022 was primarily caused by the decrease in salaries and related expenses. The bonus to the Chief Executive Officer in June 2022 was $3.8 million compared to a $7.0 million bonus in June 2021, 40% of which was allocated to general and administrative expenses for both periods.

In addition, professional fees decreased $0.5 million mainly due to the decrease in annual audit fees in 2022.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$1,009	$125	$1,351	$357
Other loss	-	(121)	(119)	(132)
Foreign exchange loss	(4,877)	(1,328)	(5,867)	(127)
Total	$(3,868)	$(1,324)	$(4,635)	$98

The interest income for the three months and nine months ended September 30, 2022 and 2021 was mainly generated from the Company’s Canadian bank account. Foreign exchange loss was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2022 compared to 2021.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures, or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2022, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. We expect that the revenues from Janssen Transaction Addendum will generate part of the cash for our research and development activities for one year following the date of these financial statements. At September 30, 2022, we had cash and cash equivalents of $160.6 million as compared to cash and cash equivalents of $238.9 million at September 30, 2021. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$(17,527)	$71,204
Investing activities	(59,985)	(3,049)
Financing activities	-	(67,041)
Effect of foreign exchange rate on cash and cash equivalents	1,097	397
Net change in cash and cash equivalents	$(76,415)	$1,511

During the nine months ended September 30, 2022 and 2021, our operating activities used net cash of $17.5 million and generated net cash $71.2 million, respectively. The cash from operations for the nine months ended September 30, 2021 primarily resulted from the $75 million escrow payment received from the Janssen Transaction.

During the nine months ended September 30, 2022 and 2021, our investing activities used net cash of $60.0 million and $3.0 million, respectively. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million. The use of cash in 2021 was for building expansion and warehouse in construction.

During the nine months ended September 30, 2021, our financing activities used net cash of $67.0 million. In July 2021, we paid $75 million in dividends to shareholders. During the nine months ended September 30, 2021, employees exercised stock options to purchase a total of 1.1 million shares of our common stock for approximately $8.0 million in net proceeds.

We expect to continue to incur operating losses in the future. Further, the clinical manufacturing agreement with Janssen expires on December 2023, after which we do not expect to receive any additional revenue under that agreement. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $160.6 million and $59.5 million interest bearing time deposits.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, (iii) condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, (iv) )condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2022 and 2021; (v) condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2022	By:	/S/ Queena Han
Queena Han
Vice President, Finance and Human Resources, and Secretary (Principal Financial Officer and Principal Accounting Officer)