Form 10-K
period 2022-12-31
XBiotech Inc.
filed 2023-03-15
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-37437

________________________________________________

XBIOTECH INC.

(Exact name of Registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

(Address of principal executive offices, including zip code)

Telephone Number (512) 386-2900

(Registrant's telephone number, including area code)

________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	XBIT	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

________________________________________________

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $132,808,406, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,849,860 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2023, 30,439,275 shares of the registrant’s Common Stock were outstanding.

________________________________________________

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2023 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. All statements, other than statements of historical facts, included in this annual report, including, without limitation, statements regarding the assumptions we make about our business and economic model, our dividend policy, business strategy and other plans and objectives for our future operations, are forward-looking statements for purposes of federal and state securities laws.

Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events.. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “expects,” “plans,” “contemplate,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “intend” or “continue” or the negative of such terms or other comparable terminology denoting uncertainty or an action that may, will or is expected to occur in the future, although not all forward-looking statements contain these identifying words. Forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, examples of the forward-looking statements contained in this annual report include, among other things, statements about the following:

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in the “Risk Factors” and the other cautionary statements made in this annual report in our other SEC filings as being applicable to all related forward-looking statements wherever they appear in this annual report. We cannot assure you that the forward-looking statements in this annual report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this annual report completely.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Nonetheless, we reserve the right to make such updates from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this Quarterly Report. No such update shall be deemed to indicate that other statements not addressed by such update is incorrect or create an obligation to provide any other updates.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes contained in this annual report.

PART I

ITEM 1	BUSINESS

Overview

XBiotech Inc. (“XBiotech” or the “Company”) is a biopharmaceutical company that discovers and develops True Human™ monoclonal antibodies for treating a variety of diseases. XBiotech was incorporated in Canada on March 22, 2005. The Company’s Internet address is www.xbiotech.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website is included in this annual report on Form 10-K as an inactive textual reference only. The information on, or accessible through, the Company’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K. The SEC maintains an Internet site that contains these reports at http://www.sec.gov.

XBiotech’s True Human™ monoclonal antibodies are derived from human donors that mount a natural human immune response. All other marketed antibody therapeutics are derived from animal immunization or otherwise engineered. It is intuitive that naturally occurring human antibodies have the potential to be safer, more effective and faster to develop than engineered counterparts. XBiotech has developed a pipeline of product candidates targeting both inflammatory and infectious diseases. The Company has also developed manufacturing technology that reduces the cost and time to launch new product candidates. The Company designed and built a state-of-the-art physical plant and infrastructure to manufacture therapeutic antibodies at its Company’s 48 acre research campus in Austin, Texas. XBiotech is thus a fully integrated developer of biopharmaceuticals.

An area of medical focus for XBiotech are therapies that block a potent substance, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots, malaise, muscle wasting and inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic and in some acute injury scenarios (such as stroke or heart attack), IL-1a may mediate harmful disease-related activity.

At the end of 2019, XBiotech sold a True Human™ antibody therapeutic it was developing that targeted IL-1a for $1.35 billion in cash and potential milestone payments. The unique deal structure had XBiotech agree not to further develop any anti-IL-1a antibodies only for dermatology, while XBiotech was permitted to continue to discover and develop new True Human™ anti-IL-1a antibodies for use in areas of medicine outside of dermatology. The Company quickly identified new IL-1a targeting product candidates that it is has already brought into clinical studies in oncology and rheumatology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, we are now developing in parallel two product candidates, and may develop one or more others. Since IL-1a is involved in the pathology of multiple diseases, it makes business sense to use different anti-IL-1a antibodies for specific areas of medicine, allowing partnership or sale of each antibody separately for different disease indications.

Financial

XBiotech received $675 million on December 30, 2019 and $75 million on June 30, 2021 from the sale of of its True Human™ antibody targeting IL-1a. In February 2020, XBiotech used approximately $420 million to repurchase stock from its shareholders. In July 2021, XBiotech distributed $75 million cash dividend to its shareholders. The remaining cash was reserved for ongoing operations as part of its multi-year business plan to identify and develop True Human™ antibodies, including anti-Il-1a therapies, aiming to commercialize these drug candidates.

Since January 1, 2020 XBiotech also used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product for under a supply agreement. In addition, during 2020 and 2021 XBiotech provided clinical trial operations services for two Phase II clinical studies. In 2022 XBiotech executed a new manufacturing supply agreement to extend its production of the anti-IL-1a antibody it sold. We believe that XBiotech is in a very favorable position for an R&D stage biopharmaceutical company, with a strong cash position in its balance sheet related to sale of its drug candidate, the absence of debt, a robust pipeline and a remarkably modest burn rate.

Further Development of IL-1a Therapies

IL-1a plays a key role in many disease processes. While it is produced naturally by the body, when not properly controlled, in situations of acute or chronic injury, IL-1a can contribute to the development and progression of a variety of medical conditions, such as cancer, stroke, heart attack or arthritis, to name a few. Completed clinical studies and a myriad of scientific research have shown that blocking IL-1a may have a beneficial effect in some or most of these medical conditions. The potential unmet medical need for blocking IL-1a is therefore very significant. In 2021, the Company entered the clinic with a molecule targeting IL-1⍺ in oncology (Pancreatic Cancer). The Company has also started its clinical program in Rheumatology; and has filed an investigational new drug application for a stroke treatment.

Because the potential medical use for anti-IL-1a therapy is so large, the Company is developing more than one True Human™ antibody, each neutralizing IL-1a, but designating different antibodies for use in specific areas of medicine. This will potentially allow XBiotech to individually partner different antibodies according to unique medical areas. The Company expects this will diversify risk for anti-IL-1a therapies, allow multiple partnerships, maximize value and facilitate greater resource dedication to these True Human™ therapeutics.

Infectious Disease Pipeline

XBiotech continued to achieve significant milestones with its infectious disease pipeline in 2021. The Company has identified several major areas of urgent unmet medical need for True Human™ anti-infective antibody therapies. True Human™ antibodies may be used therapeutically or prophylactically to supplement immunity in individuals where the robustness of the immune system has declined, such as in the elderly or individuals taking immunosuppressive drugs (ie. methotrexate). The Company is confident that Ture Human antibodies can be a highly effective means for providing protection against numerous related infectious diseases, such as shingles or influenza. Donations from blood banks are screened for healthy antibodies that have exceptionally strong natural immunity to specific diseases. True Human™ antibodies are derived only from donors with the best disease fighting antibodies in the population.

True Human™ antibodies may also be used to provide highly potent and targeted immunity against infectious diseases in young, otherwise healthy individuals, where infectious agents have overwhelmed natural immunity. For example, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria has gained unnatural entry into a body compartment where it can establish and evade the immune system. Staphylococcus aureus, including the deadly methicillin resistant (MRSA) variant, is an example of our candidate anti-infective therapeutics.

Another patient population where True Human™ antibodies may be particularly useful is in infants. Prior to developing strong immunity, infants can be vulnerable to infections. Particularly premature infants may need supplemental immunity against specific infectious agents, such as respiratory syncytial virus (RSV). In 2022, the Company continued making progress in its search for a True Human™ antibody therapeutic candidate for RSV.

We believe True Human™ antibody therapies have a very important application in the case of potent viruses, such as influenza, where the aggressive nature of the virus takes even relatively strong immune systems to the limits. Here again, in elderly, the young or those with weakened immune systems, an aggressive virus like influenza can be life threatening. XBiotech has developed an antibody cocktail that is capable of neutralizing all known forms of influenza—from the deadly 1918 strain to the most recent versions of flu. On its research campus, XBiotech has a fully dedicated infectious disease and animal facility laboratory. The facility is just a short walk from the Company’s main manufacturing headquarters and incorporates an animal biological safety level 2 (ABSL2) infectious disease laboratory for testing the Company’s True Human™ antibodies against infectious disease targets.

Infrastructure

In 2022 XBiotech completed its expansion of its manufacturing and R&D center. The expansion resulted in the creation of two new wings: one provides state-of-the-art wet laboratory research benches for scientists; another area provides administrative space for dozens of personnel working in manufacturing, clinical and other operations. The building additions have enhanced the Company’s ability to house a larger workforce, expand R&D activities and orchestrate the production of multiple drug products from its existing manufacturing and R&D center. XBiotech owns its 48-acre campus—and all structures on the property—debt-free.

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

Product Pipeline

Our product development status for the end of the year 2022 was as follows:

Employees and Human Capital

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Together, the management team has covered the spectrum of pharmaceutical antibody and drug discovery, preclinical research, formulation development, manufacturing, human clinical trials, regulatory submissions and approval, and global commercialization. Additionally, the team has significant experience in company formation, capital raises, mergers/acquisitions, business development, and sales and marketing in the biopharmaceutical industry. Our board of directors (“Board”) is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of December 31, 2022, we had 85 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to growing our business over the long term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of our company. We have compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business including competitive salaries, stock options awards to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct and Ethics which is posted on our website.

In response to the COVID-19 pandemic, commencing in March 2020, we implemented a work-from-home mandate and ceased all non-essential business travel. In the recent months, some employees have recommenced limited business travel and some have transitioned back to working on-site in conjunction with the implementation of additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, and contact tracing protocols. We continue to provide our employees with the option to work from home.

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

Governmental Regulations

We operate in an industry that is regulated by various governmental agencies both in the U.S. and globally. The success of our business is heavily dependent on our products gaining regulatory approval. The compliance with regulations by the FDA in the U.S., the European Medicines Agency, or EMA in the European Union and other regulatory bodies in other geographic areas has a material effect on our capital expenditures, our earnings and competitive positions.

Our ability to finance our operations and commercialize our products (both in the U.S. and abroad) are tied to our ability to obtain regulatory approval for our products. In the U.S., the FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the U.S. and is covered by federal insurance programs such as Medicare or Medicaid, will be heavily scrutinized by the FDA, the Department of Justice, (DOJ), the Office of Inspector General of the Department of Health and Human Services, (HHS), state attorneys general, members of Congress and the public. The regulatory approval process is unpredictable, costly and time-consuming with no guaranteed positive outcomes. Even if we believe clinical trials to be successful, the FDA or comparable foreign regulatory authority may deem our clinical trials insufficient and not providing adequate data on safety and adequacy. The FDA or comparable foreign regulatory approvals, if and when obtained, may contain substantial limitations on the use of the product, which would restrict our ability to sell the products to the public at large.

In the European Union and many other jurisdictions, in order to market and sell our products, we must obtain separate marketing approvals, such as from the EMA, and comply with numerous and varying regulatory requirements. We have not obtained regulatory approval for any product candidate, and it is possible that none of the product candidates we are developing or may discover in the future will ever obtain regulatory approval. Change in political leadership within the U.S. and elsewhere could result in shifts in regulatory policies as they pertain to our business. While we may be able to anticipate certain changes, policy statements often are not always translated into actionable legislation. Therefore, future regulatory changes may have a material impact on the timing and process of obtaining the regulatory approval for our product candidates.

Environmental Regulations

Our business is subject to numerous environmental, health and safety laws and regulations both in the U.S. and elsewhere, which include regulations relating to the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste.

We cannot eliminate the risk of contamination or injury from these materials, which would result in us being liable for resulting damages, including significant costs associated with civil or criminal fines or penalties.

ITEM 1A	RISK FACTORS

Summary

The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business, Financial Condition and Capital Requirements

●	We will incur significant losses during development of our current pipeline over the foreseeable future.

●	We currently have limited opportunities to generate revenue and may never sustain profitability.

●	Our future success may be dependent on the regulatory approval and commercialization of our product candidates.

●	New laws or regulations could impact our ability to receive the necessary approvals to successfully market and commercialize our product candidates.

●	Product candidates we advance into clinical trials may not have favorable results in clinical trials or receive regulatory approval.

●	For various reasons, we may be unable to complete clinical trials on a timely basis, incurring higher costs and delayed development timelines.

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.

●

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences prior to or following any marketing approval.

●	Any product candidates that we commercialize may not receive coverage and adequate reimbursement from third-party payers.

●

If we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to create optimal revenue from FDA approved products.

●	Approved product candidates may not achieve adequate market acceptance for commercial success.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

●	Potential milestone payments, negotiated as a part of the sale of Bermikimab, are at the discretion of the buyer and may never materialize.

●	Crucial components used in our manufacturing process are acquired from vendors. There are few alternate sources of these components, and ongoing supply could be disrupted.

●	We are highly dependent on our Chief Executive Officer.

●	We depend on key personnel to operate our business, and we may be unable to retain, attract and integrate qualified personnel.

●	Failure to comply with environmental, health and safety laws and regulations could subject us to fines, penalties or other costs.

●	Our business may be disrupted by natural disasters, infrastructure interruptions, or other public health threats.

Risks Related to Intellectual Property

●	We may be unable to obtain or protect certain intellectual property rights.

●	Intellectual property rights do not necessarily address all potential threats to any competitive advantage we may have.

●	Our technology may be found to infringe upon third-party intellectual property rights.

●	We may be unable to license needed intellectual property from third parties on commercially reasonable terms or at all, including intellectual property we in-license for manufacturing.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to Owning Shares of our Common Stock

●	Our share price may be volatile, which could subject us to securities class action lawsuits and prevent you from being able to sell your shares at or above the price at which you purchased them.

●	Our directors, executive officers and principal shareholders continue to have substantial control over our company and could hinder appropriate corporate control.

●	Provisions in our charter documents under Canadian law could make an acquisition of us, which may be beneficial to our shareholders, more difficult.

●	Against the judgment of the Company, we may be considered a passive foreign investment company for US tax purposes which may negatively affect US investors.

●	We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware.

General Risk Factors

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Future sales, or the possibility of future sales, of a substantial number of our common stock could adversely affect the price of the shares and dilute shareholders.

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

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019 due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ended December 31, 2022.

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

Since inception, we have dedicated the vast majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to similarly expend substantial resources for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2022, we recognized approximately $31.5 million in expenses associated with research and development.

We completed our initial public offering on April 15, 2015 and additional registered offerings in March 2017 and May 2019. We also received a significant amount of cash proceeds from the sale of bermekimab. However, the net proceeds from these transactions and cash on hand may not be sufficient to complete clinical development of any of our product candidates nor may it be sufficient to commercialize any product candidate. In addition, we completed a modified Dutch auction tender offer for our common shares in February 2020, which consumed $420 million of our cash resources. We also distributed $75 million cash dividend to our investors in July 2021. Accordingly, we may require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

•	the number of future product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our future product candidates, and conducting preclinical research and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop;

•	the cost of future commercialization activities for our product candidates and the cost of commercializing any future products approved for sale;

•	the cost of manufacturing our future products; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of any such litigation.

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

The sustained COVID-19 global pandemic has disrupted our business operations, and we expect it to continue throughout the remainder of 2023 and possibly beyond. Depending upon the length and severity of the pandemic, which cannot be predicted, we may continue to experience disruptions that could materially and adversely impact our business including:

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

The ultimate impact of the pandemic on us will depend on future developments, which cannot be accurately predicted. Given the uncertainties, we may be unable to maintain operations as planned prior to the COVID-19 pandemic.

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

As of December 31, 2022, we had 85 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

In addition to the continued services of Mr. Simard, we believe that our future success is highly dependent on the contributions of our significant employees, as well as our ability to attract and retain highly skilled and experienced sales, research and development and other personnel in the United States and abroad. Some of our significant employees include our Chief Scientific Officer, our Vice President of Quality Assurance, our Vice President of Quality Control, our Principal Financial Officer and Principal Accounting Officer. Changes in our management team may be disruptive to our business.

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

As of March 15, 2023 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 11.8 million shares or approximately 38.8% of our outstanding common stock, and could own approximately 14.2 million shares or approximately 43.3% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Although XBiotech does not meet the definition of “Investment Company”, for US federal income taxation purposes, we will be a passive foreign investment company (PFIC) if in any taxable year either: (a) 75% or more of our gross income consists of passive income; or (b) 50% or more of the value of our assets is attributable to assets that produce, or are held for the production of, passive income. If we meet either test, our shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. In previous taxable years, we likely were a PFIC because our gross income consisted principally of interest. In 2019, however, the character of our gross income changed significantly as a result of the Janssen Agreements, and the determination of whether we were a PFIC in 2022 is uncertain. Moreover, the PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares. Because these rules are extremely complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the tax implications of acquiring, owning and disposing of our stock.

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 15, 2023, we had 30,439,275 common shares outstanding.

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

The Company owns 48 acres of industrial-zoned property located five miles from Austin’s central business district at the address of 5217 Winnebago Ln, Austin, TX, 78744. In 2016 the company built a new combined R&D and manufacturing facility on this property. The Company uses this facility to conduct research, discover new product candidates, produce product for clinical studies and provide administrative space to support its drug development and other activities. In 2019, XBiotech constructed a new facility to house infectious disease and animal facilities. Located in a separate building on our campus, just a short walk from the Company’s main manufacturing headquarters, the new facility incorporates an animal biological safety level 2 (ABSL2) laboratory and other laboratories for developing and testing Company’s True Human™ antibodies against infectious disease targets. XBiotech owns the 48-acre campus—and all structures on the property—debt-free and envisions further expansion of facilities on the property.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Select Market on April 15, 2015 under the symbol “XBIT.” Prior to that time, there was no established public trading market for our common stock.

Holders of record

There were 10 record holders of our common stock as of February 22, 2023.

Dividends

In July 2021, we paid $2.50 per share in dividends to shareholders. We currently intend to retain any earnings for future growth and, therefore, do not expect comparable cash dividends will continue to be paid in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

[None.]

Issuer Purchases of Equity Securities

[None.]

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements for the year ended December 31, 2022 and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Cautionary Statement About Forward-Looking Statements.” In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this annual report on Form 10-K. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, retained earnings as of December 31, 2022 were ($27.7) million. We had a net loss of $32.9 million for the year ended December 31, 2022, compared to a net loss of $17.4 million for the year ended December 31, 2021. During the fiscal year of 2023, we don’t expect to generate any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2022, we had 85 employees.

Components of Results of Operations

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the sale of bermikimab, we had not generated any revenue. Under the clinical manufacturing agreement, we manufactured bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In February 2022, we entered a new manufacturing contract with a Janssen-related company whereby we continued to manufacture bermekimab through November 2022.

Operating Expenses

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2022, we have recorded total research and development expenses, including share-based compensation, of $279.1 million. Our total research and development expenses for the year ended December 31, 2022 was $31.5 million, compared to $28.3 million the year ended December 31, 2021. Share-based compensation accounted for $3.6 million for the year ended December 31, 2022 and $2.0 million for the year ended December 31, 2021.

Research and development expenses as a percentage of total operating expenses was 83% for the year ended December 31, 2022, and 75% for the year ended December 31, 2021. The percentages, excluding share-based compensation, were 85% for the year ended December 31, 2022, and 79% for the year ended December 31, 2021.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $6.3 million for the year ended December 31, 2022, and $9.4 million for the year ended December 31. Share-based compensation accounted for $1.4 million for the year ended December 31, 2022, and $2.2 million for the year ended December 31, 2021.

Critical Accounting Estimates

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2022	2021

Weighted-average grant date fair value per share	$4.92	$9.29
Expected volatility	82%-83%	83%-91%
Risk-free interest rate	1.5%-4.1%	0.5%-1.4%
Expected life (in years)	5.38–6.25	5.38–6.25
Dividend yield	—	—

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

Results of Operations

Revenue

Revenue during the year ended December 31, 2022, and 2021 are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Revenue
Manufacturing revenue	$4,010	$18,000
Clinical Trial revenue	-	394
Total revenue	$4,010	$18,394

We had not generated any revenue before the year 2020. Under the clinical manufacturing agreement with Janssen and the addendum, for the year ended December 31, 2022, we have recorded $4.0 million as manufacturing revenue.

Under the clinical manufacturing agreement with Janssen, we have recorded $18.0 million as manufacturing revenue for the year ended December 31, 2021. Clinical trial revenue for the year ended December 31, 2021 includes $303 thousand pass-through revenue for two ongoing trials and $91 thousand mark-up revenue.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2022, and 2021 are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of goods sold
Manufacturing cost	$651	$5,517
Clinical trial cost	-	303
Total cost of goods sold	$651	$5,820

We had not incurred any cost of goods sold before the year 2020.The manufacturing cost represents period expense for manufacturing, quality assurance and quality control departments. Drug for the Janssen Transaction was mainly manufactured in the year 2020. Part of the cost was deferred to the year 2021. Clinical trial cost for the year ended December 31, 2021, is $303 thousand, which is the pass-through expenses for two trials. These two trials were completed in December 2020.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$10,534	$12,235	$(1,701)	-14%
Laboratory and manufacturing supplies	6,477	4,749	1,728	36%
Clinical trials and sponsored research	2,047	1,390	657	47%
Share-based compensation	3,641	2,020	1,621	80%
Other	8,845	7,874	971	12%
Total	$31,544	$28,268	$3,276	12%

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

Research and development expenses increased 12% to $31.5 million for year ended December 31, 2022 compared to $28.3 million for the year ended December 31, 2021. The increase was mainly due to the shift in operating activities as a result of the termination of the clinical trial manufacturing agreement in the Janssen Transaction. The increase of share-based compensation is due to the new grants to employees in the fourth quarter of 2021. Salaries and related expenses decreased because of the year-end bonus to employees only in 2021.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Salaries and related expenses	$2,494	$3,971	$(1,477)	-37%
Patent filing expense	540	794	(254)	-32%
Share-based compensation	1,421	2,162	(741)	-34%
Professional fees	1,035	1,469	(434)	-30%
Other	815	992	(177)	-18%
Total	$6,305	$9,388	$(3,083)	-33%

General and administrative expenses decreased 33% to $6.3 million for the year ended December 31, 2022 compared to $9.4 million for the year ended December 31, 2021. The salaries and related expenses decreased $1.5 million mainly due to a $3.8 million bonus to the Chief Executive Officer in June 2022 compared to a $7.0 million bonus in June 2021, 40% of which was allocated to general and administrative expenses for both periods. The share-based compensation decrease was mainly due to the fully amortized grants to employees in the previous year. In addition, professional fees decreased $0.4 million mainly due to the decrease in audit and tax service fees in 2022.

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2022	2021
Interest income	$3,823	$467
Other expense	(121)	(132)
Foreign exchange gain (loss)	(2,800)	(711)
Total	$902	$(376)

The interest income for the year ended December 31, 2022 and 2021 was mainly due to the interest generated from the Company’s Canadian bank accounts and time deposits. Foreign exchange loss was mainly due to the fluctuation between the US dollar and the Canadian dollar in the year ended December 31, 2022 compared to 2021.

Income Taxes

The Company's income tax benefit for the tax years end December 31, 2022 and 2021 of $0.7 million, and $8.0 million, were primarily driven by estimated Canadian loss carrybacks to 2019 of $0.6 million and $9.5 million, respectively.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2022, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $63.3 million for a one year term. At December 31, 2022, we had cash and cash equivalents of $157.3 million as compared to cash and cash equivalents of $237.0 million at December 31, 2021. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2022	2021
Operating activities	$(14,824)	$69,445
Investing activities	(63,892)	(3,525)
Financing activities	-	(67,008)
Effect of foreign exchange rate on cash and cash equivalents	(961)	705
Net change in cash and cash equivalents	$(79,677)	$(383)

Operating Activities

During the years ended December 31, 2022 and 2021 net cash (used in) provided by operating activities was $(14.8) million and $69.4 million, respectively. Net cash used in the year ended December 31, 2022 primarily resulted from our net income and losses, whereas for the year ending December 31, 2021 the company received $75 million from escrowed funds from the sale of bermekimab.

Investing Activities

During the years ended December 31, 2022 and 2021, our investing activities used net cash of $63.9 million, and $3.5 million, respectively. The change in the year 2022 was mainly caused by the interest bearing time deposits we purchased in July 2022, in the amount of $63.3 million, the maturity term of which is one year. The use of cash in the year 2021 was for building expansion and the warehouse in construction.

Financing Activities

During the years ended December 31, 2022 and 2021, our financing activities used net cash proceeds of $0 and $67 million, respectively. In July 2021, we paid $75 million in dividends to shareholders. During the year ended December 31, 2021, employee exercised stock options to purchase a total of 1.1 million shares of our common stock for approximately $8.0 million in net proceeds.

We expect to continue to incur operating losses in the future. The clinical manufacturing agreement with Janssen terminated in November 2022, after which we do not expect to receive any additional revenue under that agreement other than the potential milestone payment. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $157.3 million.

Based on our cash and liquid assets, we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XBiotech Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2022.

Austin, Texas

March 15, 2023

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

Austin, Texas

March 15, 2022

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$157,306	$236,983
Interest bearing time deposit	60,172	-
Accrued interest receivable	1,216	-
Income tax receivable	548	8,953
Prepaid expenses and other current assets	601	934
Total current assets	219,843	246,870
Property and equipment, net	26,260	28,307
Total assets	$246,103	$275,177

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,408	$2,069
Accrued expenses	1,603	1,374
Income tax payable	55	10
Total current liabilities	4,066	3,453
Long-term liabilities:
Income tax payable	1,576	1,466
Deferred tax liability	59	873
Total liabilities	5,701	5,792

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, both 30,439,275 shares issued and outstanding at December 31, 2022 and December 31, 2021	267,325	262,263
Accumulated other comprehensive income	826	1,971
(Accumulated deficit) retained earnings	(27,749)	5,151
Total shareholders’ equity	240,402	269,385

Total liabilities and shareholders’ equity	$246,103	$275,177

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenue:
Manufacturing revenue	$4,010	$18,000
Clinical trial service revenue	-	394
Total revenue	4,010	18,394
Cost of goods sold:
Manufacturing cost	651	5,517
Clinical trial cost	-	303
Total cost of goods sold	651	5,820
Gross margin	3,359	12,574

Operating expenses:
Research and development	31,544	28,268
General and administrative	6,305	9,388
Total operating expenses	37,849	37,656
Loss from operations	(34,490)	(25,082)

Other income (loss):
Interest income	3,823	467
Other expense	(121)	(132)
Foreign exchange loss	(2,800)	(711)
Total other income (loss)	902	(376)
Income before income taxes	(33,588)	(25,458)
Benefit for income taxes	688	8,044
Net loss	$(32,900)	$(17,414)
Net loss per share—basic	$(1.08)	$(0.58)
Shares used to compute basic net loss per share	30,439,275	30,043,380
Net loss per share—diluted	$(1.08)	$(0.58)
Shares used to compute diluted net loss per share	30,439,275	30,043,380

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021

Net loss	$(32,900)	$(17,414)
Reclassification adjustment for foreign currency translation adjustment	(1,567)	-
Foreign currency translation adjustment	422	705
Comprehensive loss	$(34,045)	$(16,709)

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Total
Balance at December 31, 2020	29,304	$249,805	$1,266	$97,568	$348,639
Net loss	-	-	-	(17,414)	(17,414)
Foreign currency translation adjustment	-	-	705	-	705
Issuance of common stock under stock option plan	1,135	7,995	-	-	7,995
Dividends	-	-	-	(75,003)	(75,003)
Share-based compensation expense	-	4,463	-	-	4,463
Balance at December 31, 2021	30,439	262,263	1,971	5,151	269,385
Net loss	-	-	-	(32,900)	(32,900)
Foreign currency translation adjustment	-	-	422	-	422
Realized comprehensive income	-	-	(1,567)	-	(1,567)
Share-based compensation expense	-	5,062	-	-	5,062
Balance at December 31, 2022	30,439	267,325	826	(27,749)	240,402

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021

Operating activities
Net loss	$(32,900)	$(17,414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,614	2,648
Foreign exchange loss	2,800	-
Share-based compensation expense	5,062	4,463
Changes in operating assets and liabilities:
Account receivable	-	4,113
Income tax receivable	8,556	(2,380)
Deferred cost of goods sold	-	2,177
Accrued interest receivable	(1,216)	-
Escrow receivable	-	75,063
Prepaid expenses and other current assets	334	(352)
Deferred tax asset	-	533
Accounts payable	357	(514)
Accrued expenses	229	23
Income tax payable	155	212
Deferred tax liability	(815)	873
Net cash (used in) provided by operating activities	(14,824)	69,445

Investing activities
Purchase of property and equipment	(585)	(3,525)
Purchase of interest bearing time deposit	(63,307)	-
Net cash used in investing activities	(63,892)	(3,525)

Financing activities
Dividends	-	(75,003)
Issuance of common stock under stock option plan	-	7,995
Net cash used in financing activities	-	(67,008)
Effect of foreign exchange rate on cash and cash equivalents	(961)	705

Net change in cash and cash equivalents	(79,677)	(383)
Cash and cash equivalents, beginning of period	236,983	237,366
Cash and cash equivalents, end of period	$157,306	$236,983

Supplemental Information:
Purchases of property and equipment in accounts payable	18	93

See accompanying note to consolidated financial statements.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $157.3 million at December 31, 2022, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at December 31, 2022 and 2021, the results of its operations and comprehensive loss for the years ended December 31, 2022, and 2021, and the cash flows for the years ended December 31, 2022, and 2021.

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

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. The Company executed an addendum related to manufacturing agreement, which generated revenue through November 2022. While these agreements are not considered contracts with a customer based on the terms thereof, the Company is applying the revenue recognition guidance by analogy.

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

Manufacturing Revenue

The Company had a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606, under which it agreed to manufacture bermekimab for use by Janssen in clinical trials, in exchange for payments of $4.5 million per quarter, for the year ended 2020 and 2021. In 2022 the Company executed a new manufacturing agreement with a Janssen related company. The agreement generated $4.0 million in revenue through November 2022.

Clinical Trial Service Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company agreed to continue operational management, on a fee-for-service basis, of two clinical trials related to bermekimab.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with third party service providers that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

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

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 Income Taxes (“ASC 740”) based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Share-Based Compensation

The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. To determine the fair value of its common stock, the Company uses the closing price of the Company’s common stock as reported by NASDAQ. For awards subject to service-based vesting conditions, the Company recognizes share-based compensation expense, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur rather than on an estimated basis.

Share-based compensation expense recognized for the years ended December 31, 2022, and 2021 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,
	2022	2021

Research and development	$3,641	$2,019
General and administrative	1,421	2,162
Cost of goods sold	-	282
Total share-based compensation expense	$5,062	$4,463

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2022			2021

Weighted-average grant date fair value per share		$ 4.92			$ 9.29
Expected volatility	82%	-	83%	83%	-	91%
Risk-free interest rate	1.5%	-	4.1%	0.5%	-	1.4%
Expected life (in years)	5.38	-	6.25	5.38	-	6.25
Dividend yield		-			-

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

Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, time deposits, accounts and other receivables, accounts payable, and certain accrued liabilities. These financial instruments are held at cost, which generally approximates fair value due to their short-term nature.

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

At December 31, 2022 and 2021, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the balance sheets for cash and cash equivalents, interest bearing time deposit, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2022 and 2021, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements, vehicles and building are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated. The useful lives are as follows:

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2022.

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

Comprehensive Income (Loss)

ASC Topic 220, Comprehensive Income, requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

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

3. Revenue

On December 30, 2019, the Company entered into a Transition Services Agreement with Janssen. Pursuant to the Transition Services Agreement, the Company has agreed to continue operational management, on a fee-for-service basis, of two ongoing clinical trials related to bermekimab. In consideration for all of the services to be provided, for each calendar quarter during the term of such agreement, Janssen shall pay the Company a fee for such quarter equal to all pass-through costs incurred by the Company during such calendar quarter, exclusive of the allocation of certain internal costs that are not considered pass-through pursuant to the agreement, plus a markup of 30%. On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech continued to manufacture bermekimab for use by Janssen in its clinical trials through November 2022. For the year ended December 31, 2022, the Company has recorded $4.0 million of gross revenue under the February 2022 agreement.

For the year ended December 31, 2021, the Company has recorded $18.0 million of manufacturing revenue and $394 thousand of clinical trial service revenue.

4. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Computer and office equipment	$274	$557
Furniture and fixtures	129	130
Land	1,418	1,418
Scientific equipment	16,059	16,829
Vehicle	112	82
Building	24,173	22,773
Mobile facility	189	189
Construction in process	401	2,061
Accumulated depreciation	(16,495)	(15,732)
	$26,260	$28,307

Depreciation expenses related to property and equipment amounted to both approximately $2.6 million, for the years ended December 31, 2022, and 2021, respectively. Construction in process is related to research and development and manufactory equipment. Depreciation expense is recorded to cost of goods sold, research and development and general and administrative expense line items on the Consolidated Statements of Operations (in thousands).

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2022, and 2021 (in thousands):

	2022	2021
Accrued compensation and related expenses	$489	$480
Accrued professional fees	117	163
Accrued clinical trial expenses	928	618
Other	69	113
	$1,603	$1,374

6. Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

From January 1, 2021 through December 31, 2021, 1.1 million shares of common stock were issued upon the exercise of stock options at a price of $3.27 to $15.00 per share for total proceeds of $8.0 million.

No stock options were exercised from January 1, 2022 through December 31, 2022.

7. Common Stock Options

On November 11, 2005, the Board of Directors of the Company adopted the XBiotech Inc. 2005 Incentive Stock Option Plan (the “2005 Plan”), and on March 24, 2015, the board of directors of the Company adopted the XBiotech Inc. 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the Company may grant incentive stock and non-qualified stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

All options under both Plans will be non-transferable and may be exercised only by the participant, or in the event of the death of the participant, a legal representative until the earlier of the options’ expiration date or the first anniversary of the participant’s death, or such other date as may be specified by the Compensation Committee.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price			Weighted-Average Exercise Price
Options outstanding at December 31, 2020	5,327,425	$2.71	-	$21.99	$6.09
Granted	809,500	11.35	-	20.20	13.47
Exercised	(1,348,374)	3.27	-	15.00	7.78
Forfeitures	(131,874)	4.14	-	21.99	12.23
Options outstanding at December 31, 2021	4,656,677	$2.71	-	$21.74	$10.68
Granted	152,600	3.65	-	11.25	7.07
Exercised	-		-		-
Forfeitures	(250,375)	3.27	-	21.74	12.31
Options outstanding at December 31, 2022	4,558,902	$2.71	-	$21.74	$10.47

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2022, and 2021, was $4.92 and $9.29, respectively. The total intrinsic value of options exercisable and total options outstanding at December 31, 2022 was immaterial. The total fair value of options vested during the years ended December 31, 2022, and 2021 was $5.6 million, and $4.8 million, respectively.

As of December 31, 2022, there was approximately $2.8 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.12 years. The weighted-average remaining contractual term of outstanding options as of December 31, 2022 is 5.75 years. Total exercisable stock options as of December 31, 2022 is 4.1 million. The weighted-average exercise price of options exercisable as of December 31, 2022 is $10.32 per share and the weighted-average remaining contractual term is 5.42 years.

8. Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2022, and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(32,900)	$(17,414)
Weighted-average number of common shares—basic	30,439,275	30,043,380
Net loss per share—basic	$(1.08)	$(0.58)
Weighted-average number of common shares—diluted	30,439,275	30,043,380
Net loss per share—diluted	$(1.08)	$(0.58)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2022	2021
Stock options	4,558,902	4,656,677

9. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021
United States	$(28,161)	$5,301
Canada	(4,973)	(30,127)
Other Foreign	(454)	(632)
Total	$(33,588)	$(25,458)

The components of the provision for income taxes are as follows for the years ended December 31, 2022, and 2021 (in thousands):

Current	2022	2021
United States	$457	$17
Canada	(334)	(9,486)
Other Foreign	5	14
Total	$128	$(9,455)
Deferred
United States	-	-
Canada	(805)	1,505
Other Foreign	(11)	(94)
Total	(816)	1,411

Total income tax expense	$(688)	$(8,044)

The provision for income taxes differs from the amount computed by applying the Canada statutory rate to pre-tax income as follows for the years ended December 31, 2022, and 2021:

	2022	2021

Income tax benefit computed at federal tax rate	27.0%	27.0%
Foreign operations	(4.1)%	(0.9)%
Capital gains and foreign exchange	0.0%	0.0%
Change in valuation allowance	(14.6)%	4.1%
Tax credits generated	3.5%	1.6%
Prior year adjustments	0.4%	0.9%
Changes in uncertain tax positions	(0.3)%	(1.5)%
Foreign exchange gain and loss	(1.6)%	1.5%
Stock compensation	(2.3)%	2.2%
Non-deductible compensation	(5.8)%	(3.0)%
Other	(0.2)%	(0.3)%
Total	2.0%	31.6%

The effective tax rate for the period ended December 31, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized, a shift in income between jurisdictions related to certain transfer pricing adjustments which impacted the benefit associated with available loss carrybacks, and non-deductible compensation. The effective tax rate for the period ended December 31, 2021 varied from the Canadian statutory rate primarily due to valuation allowance activity and non-deductible compensation.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	2022	2021
Net operating loss carryforwards	-	112
Research and other credits	3,820	3,360
Stock based compensation	2,703	3,235
Capitalized research expenses	5,210	-
Share issue costs	229	425
Accrued liabilities	294	227
Foreign exchange	687	206
Deferred tax assets before Valuation allowance	12,944	7,565
Valuation allowance	(11,225)	(6,474)
Deferred tax assets	1,719	1,091

Depreciation	710	824
Prepaid assets	93	69
Uncollectible debts	975	1,057
Foreign exchange	-	14
Deferred tax liability	1,777	1,964
Net deferred tax asset (liability)	(59)	(873)

For the year ended December 31, 2022, the Company had no Canadian or USA net operating loss carryforwards. The Canadian taxable loss for the period ended December 31, 2022 of $2.2 million will be carried back to offset prior year taxable income. The Company also has $5.3M of federal research and development tax credits carryforwards which are presented in the financial statements net of $1.4M of related uncertain tax positions, which will begin to expire in 2037. Also, after weighing all available and positive and negative evidence the Company determined a full valuation allowance for the USA, Canada, and other foreign activity was necessary, consistent with prior year.

For the year ended December 31, 2022, the Company has not recorded any outside basis difference deferred given its intention to indefinitely reinvest earnings from its foreign operations. In addition, given the Company's estimated outside tax basis in its USA investment is in excess of book basis, there is no unrecognized deferred tax liability.

The Company is subject to income tax in multiple jurisdictions, including Canada, USA, and the state of Texas. The Company has Canadian, USA, and Texas income tax returns that are open to examination for the 2019, 2019, and 2018 tax years, respectively. In addition, the utilization of tax carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2022, and 2021 is as follows (in thousands):

	2022	2021
Balance as of January 1	2,389	2,060
Additions based on tax positions related to the current year	130	42
Additions for tax positions of prior years	346	287
Balance at December 31	2,864	2,389

The Company recognized interest and penalties related to unrecognized tax benefits of $63 thousand, and $56 thousand as a component of income tax expense for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, and 2021, there are $1.6 million, and $1.5 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. In addition, it is reasonably possible that approximately $0.5 million of the unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations. No other positions are expected to significantly increase or decrease within 12 months.

10. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the year ended December 31, 2022 and 2021 is presented below (in thousands except per share data):

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(7,845)	$(12,094)	$(6,389)	$(8,162)
Net loss	(5,395)	(11,644)	(12,658)	(3,203)
Net loss per share—basic and diluted	(0.18)	(0.38)	(0.42)	(0.10)

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(3,553)	$(10,605)	$(3,731)	$(7,193)
Net loss	(2,568)	(5,118)	(3,261)	(6,467)
Net loss per share—basic and diluted	(0.09)	(0.17)	(0.11)	(0.21)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 28, 2023 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders to be held on June 23, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 27, 2015)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.4+	XBiotech 2005 Incentive Stock Option Plan (Restated) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 19, 2015)

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

10.8+	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9+	Form of Incentive Share Option Agreement under the 2015 Equity Incentive Plan

10.10+	Form of Nonqualified Share Option Agreement under the 2015 Equity Incentive Plan

10.11+	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.12+	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.13+*	Board Member Agreement, dated as of February 27, 2018, by and between XBiotech Inc. and Jan-Paul Waldin.

10.14+*	Board Member Agreement, dated as of March 20, 2018, by and between XBiotech Inc. and Donald H. MacAdam.

10.15+

Board Member Agreement, dated as of July 10, 2019, by and between XBiotech Inc. and Peter Libby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.16†

IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.17†

Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.18†

Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Whitley Penn LLP

23.2*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

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

32.1**	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the XBiotech Inc. Annual Report on Form 10-K for the quarter ended December 31, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of shareholders’ equity; (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104*	Cover Page Interactive Data File (embedded within the inline iXBRL document and contained in Exhibit 101).

†

Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by [*****]. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan
*	Filed herewith
**

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2023.

XBIOTECH INC.,

/s/ JOHN SIMARD
Name: John Simard
Title: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ JOHN SIMARD John Simard, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2023

/s/ ANGELA HU Angela Hu, Principal Financial Officer and Principal Accounting Officer	March 15, 2023

/s/ W. THORPE MCKENZIE W. Thorpe McKenzie, Director	March 15, 2023

/s/ Jan-Paul Waldin Jan-Paul Waldin, Director	March 15, 2023

/s/ Donald MacAdam Donald MacAdam, Director	March 15, 2023

/s/ Peter Libby Peter Libby, Director	March 15, 2023