Form 10-Q
period 2023-03-31
XBiotech Inc.
filed 2023-05-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 30,439,275 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2023

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2022 filed with the SEC on March 15, 2023, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$152,484	$157,306
Interest bearing time deposit	60,178	60,172
Accrued interest receivable	2,371	1,216
Income tax receivable	548	548
Prepaid expenses and other current assets	703	601
Total current assets	216,284	219,843
Property and equipment, net	25,837	26,260
Total assets	$242,121	$246,103

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,357	$2,408
Accrued expenses	2,206	1,603
Income tax payable	55	55
Total current liabilities	3,618	4,066
Long-term liabilities:
Income tax payable	1,598	1,576
Deferred tax liability	-	59
Total liabilities	5,216	5,701

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, both 30,439,275 shares issued and outstanding at March 31, 2023 and December 31, 2022	268,030	267,325
Accumulated other comprehensive income	440	826
Accumulated deficit	(31,565)	(27,749)
Total shareholders’ equity	236,905	240,402

Total liabilities and shareholders’ equity	$242,121	$246,103

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$-	$500
Total revenue	-	500
Cost of goods sold
Manufacturing cost	-	213
Total cost of goods sold	-	213
Gross margin	-	287

Operating expenses:
Research and development	6,230	6,818
General and administrative	915	1,314
Total operating expenses	7,145	8,132
Loss from operations	(7,145)	(7,845)

Other income :
Interest income	2,779	101
Other income	130	-
Foreign exchange gain	383	1,290
Total other income	3,292	1,391
Loss before income taxes	(3,853)	(6,454)
Benefit for income taxes	(37)	(1,059)
Net loss	$(3,816)	$(5,395)
Net loss per share—basic	$(0.13)	$(0.18)
Shares used to compute basic net loss per share	30,439,275	30,439,275

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)

Net loss	$(3,816)	$(5,395)
Foreign currency translation adjustment	(386)	122
Comprehensive loss	$(4,202)	$(5,273)

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Total
Balance at December 31, 2022	30,439	267,325	826	(27,749)	$240,402
Net loss	-	-	-	(3,816)	(3,816)
Foreign currency translation adjustment	-	-	(386)	-	(386)
Share-based compensation expense	-	705	-	-	705
Balance at March 31, 2023	30,439	$268,030	$440	$(31,565)	$236,905

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Total
Balance at December 31, 2021	30,439	262,263	1,971	5,151	$269,385
Net loss	-	-	-	(5,395)	(5,395)
Foreign currency translation adjustment	-	-	122	-	122
Share-based compensation expense	-	1,448	-	-	1,448
Balance at March 31, 2022	30,439	$263,711	$2,093	$(244)	$265,560

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating activities
Net loss	$(3,816)	$(5,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	443	710
Foreign exchange gain	(383)	-
Share-based compensation expense	705	1,448
Changes in operating assets and liabilities:
Account receivable	-	(500)
Income tax receivable	-	(1,074)
Accrued interest receivable	(1,155)	-
Prepaid expenses and other current assets	(103)	302
Accounts payable	(1,064)	(812)
Accrued expenses	602	194
Income tax payable	22	4
Deferred tax liability	(59)	-
Net cash used in operating activities	(4,808)	(5,123)

Investing activities
Purchase of property and equipment	(6)	(161)
Net cash used in investing activities	(6)	(161)

Effect of foreign exchange rate on cash and cash equivalents	(8)	122

Net change in cash and cash equivalents	(4,822)	(5,162)
Cash and cash equivalents, beginning of period	157,306	236,983
Cash and cash equivalents, end of period	$152,484	$231,821

Supplemental information:
Accrued purchases of property and equipment	14	65

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.         Organization

XBiotech Inc. (XBiotech or the Company) was incorporated in Canada on March 22, 2005. XBiotech USA, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware, United States in November 2007. XBiotech Germany GmbH, a wholly-owned subsidiary of the Company, was incorporated in Germany in January 2014. XBiotech Germany GmbH was dissolved in February 2023. The Company’s headquarters are located in Austin, Texas.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $152.5 million at March 31, 2023, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2.         Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2022 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Revenue

Revenue from Janssen Agreements

The Company recognized revenues from its Janssen Agreements as follows.

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. The Company executed an addendum related to manufacturing agreement, which generated revenue through November 2022. While these agreements are not considered contracts with a customer based on the terms thereof, the Company  applied the revenue recognition guidance by analogy.

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

Manufacturing Revenue

The Company had a Clinical Manufacturing Agreement that it accounts for by analogy to ASC 606. In 2022 the Company executed a new manufacturing agreement with a Janssen related company. The agreement generated $4.0 million in revenue through termination in November 2022.

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

Share-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Research and development	$623	$990
General and administrative	82	458
Total share-based compensation expense	$705	$1,448

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2023	2022
Dividend yield	-	-
Expected volatility	82%	82%-83%
Risk-free interest rate	3.5%-4.2%	1.5%-2.4%
Expected life (in years)	5.63-6.25	6.25
Weighted-average grant date fair value per share	$3.84	$7.14

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

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, vehicles and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2023.

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

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech continued to manufacture bermekimab for use by Janssen in its clinical trials through December 2022. For the three months ended March 31, 2022, the Company has recorded $0.5 million of revenues under the February 2022 agreement.The agreement was terminated in November 2022.

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Manufacturing equipment	$2,493	$2,716
Winnebago building	20,985	21,143
Other fixed assets	2,358	2,401
Total property and equipment	$25,837	$26,260

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

No stock options were exercised from January 1, 2022 through March 31, 2023.

6.	Common Stock Options

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	4,558,902	2.71121.7474	$10.47
Granted	698,800	3.3884.1515	3.84
Exercised	-	-	-
Forfeitures	(88,600)	3.84414.7171	13.00
Options outstanding at March 31, 2023	5,169,102	2.71121.7474	$9.53

As of March 31, 2023, there was approximately $3.7 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.3 years.

7.	Net Income/Loss Per Share

The following summarizes the computation of basic and diluted net income/loss per share for the quarter ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,816)	$(5,395)
Weighted-average number of common shares—basic and diluted	30,439,275	30,439,275
Net loss per share—basic and diluted	$(0.13)	$(0.18)

8.	Income Taxes

The Company's effective tax rates for the three months ended March 31, 2023 and March 31, 2022, were 0.9% and 16.4%, respectively. The effective tax rate for the three month period ended March 31, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized. The effective tax rate for the three month period ended March 31, 2022 varied from the Canadian statutory rate primarily due to non-deductible compensation, foreign inclusions, and losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, retained earnings as of March 31, 2023 were ($31.6) million. We had net losses of $3.8 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. During the next year, we don’t expect any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends.  We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of March 31, 2023, we had 84 employees.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufacture bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In Febuary 2022, we entered a new manufacturing contract with a Janssen-related company whereby we continued to manufacture bermekimab through November 2022. The contract terminated in December 2022. Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2023, we have recorded total research and development expenses, including share-based compensation, of $285.3 million. Our total research and development expenses for the three months ended March 31, 2023 and 2022 were $6.2 million and $6.8 million, respectively. Share-based compensation accounted for $623 thousand and $990 thousand for the three months ended March 31, 2023 and 2022, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2023 and 2022 were 87% and 84%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2023 and 2022, were both 87%.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2023 and 2022 were $0.9 million and $1.3 million, respectively. Share-based compensation accounted for $82 thousand and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2023 and 2022 were 13% and 16%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2023 and 2022, were both 13%.

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

Results of Operations

Revenue

Revenue during the three months ended March 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Manufacturing revenue	$-	$500
Total revenue	$-	$500

Under the clinical manufacturing agreement with Janssen and the addendum, we have recorded $0.5 as manufacturing revenue for the three months ended March 31, 2022. No revenue was recorded in the three months ended March 31, 2023.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold
Manufacturing cost	$-	$213
Total cost of goods sold	$-	$213

The manufacturing cost for the three months ended March 31, 2022 represents cost for quality control department under February 2022 agreement. No cost incurred in the three months ended March 31, 2023.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$2,356	$2,127	$229	11%
Laboratory and manufacturing supplies	967	1,701	(734)	-43%
Clinical trials and sponsored research	479	382	97	25%
Stock-based compensation	623	990	(367)	-37%
Other	1,805	1,618	187	12%
Total	$6,230	$6,818	$(588)	-9%

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

Research and development expenses decreased $0.6 million to $6.2 million for the three months ended March 31, 2023, compared to $6.8 million for the three months ended March 31, 2022. The decrease of laboratory and manufacturing suppliers was mainly due to a reduction in raw material purchasing for clinical trial drug manufacturing. The decrease of share-based compensation was due to the stock option expense per share of new grants decreased compared to the expense of fully amortized grants.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$172	$252	$(80)	-32%
Patent filing expense	156	146	10	7%
Stock-based compensation	82	458	(376)	-82%
Professional fees	362	293	69	24%
Other	143	165	(22)	-13%
Total	$915	$1,314	$(399)	-30%

General and administrative expense decreased $0.4 million to $0.9 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. Both salaies and related expense and stock-based compensation decrease were primary caused by the termination of VP of finance and HR in February 2023. Professional fees increased mainly due to the additional tax service.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$2,779	$101
Other income	130	-
Foreign exchange gain	383	1,290
Total	$3,292	$1,391

The interest income for the three months ended March 31, 2023 and 2022  was mainly from the interest generated from the Company’s Canadian bank account and interest bearing time deposit. Foreign exchange gain for the three months ended March 31, 2023 was mainly due to the liquidation of XBiotech Germany GmbH. Foreign exchange gain  for the three months ended March 31, 2023 was caused by the fluctuation between the US dollar and the Canadian dollar in the three months ended March 31, 2022.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2023, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million cash as the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $63.3 million for a one year term. At March 31, 2023, we had cash and cash equivalents of $152.5 million as compared to cash and cash equivalents of $231.8 million at March 31, 2022. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2023	2022
Operating activities	$(4,808)	$(5,123)
Investing activities	(6)	(161)
Effect of foreign exchange rate on cash and cash equivalents	(8)	122
Net change in cash and cash equivalents	$(4,822)	$(5,162)

During the three months ended March 31, 2023 and 2022, our operating activities used net cash $4.8 million and $5.1 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net loss from operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was mainly due to the decrease in laboratory and manufacturing supplies.

During the three months ended March 31, 2023 and 2022, our investing activities used net cash of $6 thousand and $161 thousand, respectively. The decrease was due to costs incurred on fixed asset purchase.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $152.5 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, (ii) condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, (iii) condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, (iv) )condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2023 and 2022; (v) condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XBIOTECH INC.

Date: May 10, 2023	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2023	By:	/S/ Angela Hu
Angela Hu
Director of Finance
(Principal Financial Officer)