Form 10-Q
period 2023-06-30
XBiotech Inc.
filed 2023-08-11
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 30,435,714 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	5
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2023 (unaudited) and 2022 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Six Months Ended June 30, 2023 (unaudited) and 2022 (unaudited)	7
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2023 (unaudited) and 2022 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (unaudited) and 2022 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$143,391	$157,306
Interest bearing time deposit	61,380	60,172
Accrued interest receivable	3,217	1,216
Income tax receivable	577	548
Prepaid expenses and other current assets	947	601
Total current assets	209,512	219,843
Property and equipment, net	25,624	26,260
Total assets	$235,136	$246,103

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,816	$2,408
Accrued expenses	2,634	1,603
Income tax payable	-	55
Total current liabilities	4,450	4,066
Long-term liabilities:
Income tax payable	1,623	1,576
Deferred tax liability	-	59
Total liabilities	6,073	5,701

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,435,714 and 30,439,275 shares issued and outstanding at June 30, 2023 and December 31, 2022	268,930	267,325
Accumulated other comprehensive income	440	826
Accumulated deficit	(40,307)	(27,749)
Total shareholders’ equity	229,063	240,402

Total liabilities and shareholders’ equity	$235,136	$246,103

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$-	$1,530	$-	$2,030
Total revenue	-	1,530	-	2,030
Cost of goods sold
Manufacturing cost	-	207	-	420
Total cost of goods sold	-	207	-	420
Gross margin	-	1,323	-	1,610

Operating expenses:
Research and development	11,266	10,394	17,497	17,214
General and administrative	1,992	3,023	2,907	4,337
Total operating expenses	13,258	13,417	20,404	21,551
Loss from operations	(13,258)	(12,094)	(20,404)	(19,941)

Other income (loss):
Interest income	2,509	241	5,289	343
Other income (expense)	750	(119)	881	(119)
Foreign exchange gain (loss)	1,328	(2,280)	1,711	(990)
Total other income (loss)	4,587	(2,158)	7,881	(766)
Loss before income taxes	(8,671)	(14,252)	(12,523)	(20,707)
Income taxes (expense) benefit	(71)	2,608	(35)	3,668
Net loss	$(8,742)	$(11,644)	$(12,558)	$(17,039)
Net loss per share—basic and diluted	$(0.29)	$(0.38)	$(0.41)	$(0.56)
Shares used to compute basic and diluted net loss per share	30,439,118	30,439,277	30,439,196	30,439,277

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(8,742)	$(11,644)	$(12,558)	$(17,039)
Foreign currency translation adjustment	-	431	-	553
Reclasscifaction adjustment from dissolution of Germany subsidary	-	-	(386)	-
Comprehensive loss	$(8,742)	$(11,213)	$(12,944)	$(16,486)

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at March 31, 2023	30,439	$268,030	$440	$(31,565)	$236,905
Net loss	-	-	-	(8,742)	(8,742)
Tender offer	(4)	(14)	-	-	(14)
Share-based compensation expense	-	914	-	-	914
Balance at June 30, 2023	30,435	$268,930	$440	$(40,307)	$229,063

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at March 31, 2022	30,439	$263,711	$2,093	$(244)	$265,560
Net loss	-	-	-	(11,644)	(11,644)
Foreign currency translation adjustment	-	-	431	-	431
Share-based compensation expense	-	1,448	-	-	1,448
Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2022	30,439	$267,325	$826	$(27,749)	$240,402
Net loss	-	-	-	(12,558)	(12,558)
Tender offer	(4)	(14)	-	-	(14)
Foreign currency translation adjustment	-	-	(386)	-	(386)
Share-based compensation expense	-	1,619	-	-	1,619
Balance at June 30, 2023	30,435	$268,930	$440	$(40,307)	$229,063

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2021	30,439	$262,263	$1,971	$5,151	$269,385
Net loss	-	-	-	(17,039)	(17,039)
Foreign currency translation adjustment	-	-	553	-	553
Share-based compensation expense	-	2,896	-	-	2,896
Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795

See accompanying note to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities
Net loss	$(12,558)	$(17,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	878	1,437
Foreign exchange (gain) loss	(1,711)	990
Share-based compensation expense	1,619	2,896
Changes in operating assets and liabilities:
Income tax receivable	(29)	(3,473)
Accrued interest receivable	(2,001)	-
Prepaid expenses and other current assets	(347)	390
Deferred tax assets	-	(422)
Accounts payable	(620)	221
Accrued expenses	1,031	4,215
Income tax payable	(8)	276
Deferred tax liability	(59)	(1)
Net cash used in operating activities	(13,805)	(10,510)

Investing activities
Purchase of property and equipment	(214)	(243)
Net cash used in investing activities	(214)	(243)

Financing activities
Cash paid in tender offer	(14)	-
Net cash used in financing activities	(14)	-

Effect of foreign exchange rate on cash and cash equivalents	118	(437)

Net change in cash and cash equivalents	(13,915)	(11,190)
Cash and cash equivalents, beginning of period	157,306	236,983
Cash and cash equivalents, end of period	$143,391	$225,793

Supplemental Information:
Accrued purchases of property and equipment	$27	$164

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $143.4 million at June 30, 2023, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statement of cash flows for the six months ended June 30, 2023 and 2022 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2022 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

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

Manufacturing Revenue

The Company had a Clinical Manufacturing Agreement that it accounted for by analogy to ASC 606. In 2022 the Company executed a new manufacturing agreement with a Janssen related company. The agreement generated $4.0 million in revenue through termination in November 2022.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2023 and 2022 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$787	$979	$1,411	$1,969
General and administrative	127	469	208	927
Cost of goods sold	-	-	-	-
Total share-based compensation expense	$914	$1,448	$1,619	$2,896

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Dividend yield	-	-	-	-
Expected volatility	81%	83%	81%-82%	82%-83%
Risk-free interest rate	3.3%-3.9%	2.5%-3.5%	3.3%-4.2%	1.5%-3.5%
Expected life (in years)	5.38- 6.25	5.38- 6.25	5.38- 6.25	5.38-6.25
Weighted-average grant date fair value per share	6.00	5.43	4.11	5.53

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2023.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three and six months ended June 30, 2023, 544,257 and 10,402 stock options, respectively, were not included in the computation of diluted net loss per share.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. On November 15, 2019, the FASB delayed the effective date of the standard for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The adoption of ASC Topic 326 did not have a material impact on its consolidated financial statements.

3.	Revenue

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech continued to manufacture bermekimab for use by Janssen in its clinical trials through December 2022. For the three months and six months ended June 30, 2022, the Company has recorded $1.5 million and $2.0 million of revenues, respectively under the February 2022 agreement. The agreement was terminated in November 2022.

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Manufacturing equipment	$2,519	$2,716
Winnebago building	20,834	21,143
Other fixed assets	2,271	2,401
Total property and equipment	$25,624	$26,260

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

On May 17, 2023, XBiotech announced that it had commenced a “modified Dutch auction” tender offer to purchase up to $80.0 million of its common shares, or such lesser number of common shares as are properly tendered and not properly withdrawn, at a price not less than $3.80 nor greater than $4.00 per common share, to the seller in cash. The tender offer expired on June 15, 2023.

On June 20, 2023, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 3,561 shares of its common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand, excluding fees and expenses related to the tender offer. These shares represented an immaterial percent of the shares outstanding. These share repurchases were retired and have been classified to reduce common stock in the accompanying consolidated balance sheet as of June 30, 2023.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	4,558,902	2.71121.7474	$10.47
Granted	800,600	3.38-6.04	4.11
Exercised	-	-	-
Forfeitures	(286,084)	3.84-19.90	11.03
Options outstanding at June 30, 2023	5,073,418	2.71121.7474	$9.44

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	2.71121.7474	$10.68
Granted	146,600	5.62-11.50	7.16
Exercised	-	-	-
Forfeitures	(97,308)	4.95521.7474	14.06
Options outstanding at June 30, 2022	4,705,969	2.71121.7474	$10.50

As of June 30, 2023, there was approximately $3.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.20 years.

7.	Income Taxes

The Company's effective tax rates for the three months ended June 30, 2023 and June 30, 2022, were -0.8% and 18.3% respectively. The effective tax rate for the three month periods ended June 30, 2023 and June 30, 2022 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the six months ended June 30, 2023 and June 30, 2022, were -0.3% and 17.7%, respectively. The effective tax rate for the six month periods ended June 30, 2023 and June 30, 2022 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of June 30, 2023 was ($40.3) million. We had net losses before income tax of $8.7 million and $12.5 million for the three months and six months ended June 30, 2023, respectively, compared to $14.3 million and $20.7 million for the three months and six months ended June 30, 2022, respectively. During the next year, we don’t expect any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends.  We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of June 30, 2023, we had 84 employees.

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered into in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufactured bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In Febuary 2022, we entered a new manufacturing contract with a Janssen-related company whereby we continued to manufacture bermekimab through November 2022. The contract terminated in November 2022. Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2023, we have recorded total research and development expenses, including share-based compensation, of $296.6 million. Our total research and development expenses for the three months and six months ended June 30, 2023 were $11.3 million and $17.5 million, respectively, compared to $10.4 million and $17.2 million for the three months and six months ended June 30, 2022, respectively. Share-based compensation accounted for $0.8 million and $1.4 million for the three months and six months ended June 30, 2023, respectively, compared to $1.0 million and $2.0 million for the three months and six months ended June 30, 2022, respectively, related to research and development.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2023 were 85% and 86%, respectively, compared to 77% and 80% for the three months and six months ended June 30, 2022, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2023 were 85% and 86%, respectively, compared to 79% and 82% for the three months and six months ended June 30, 2022.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2023 were $2.0 million and $2.9 million, respectively, compared to $3.0 million and $4.3 million for the three months and six months ended June 30, 2022, respectively. Share-based compensation accounted for $0.1 million and $0.2 million for the three months and six months ended June 30, 2023, respectively, and $0.5 million and $0.9 million for the three months and six months ended June 30, 2022, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2023 were 15% and 14%, respectively, compared to 23% and 20% for the three months and six months ended June 30, 2022, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2023 were 15% and 14%, respectively, compared to 21% and 18% for the three months and six months ended June 30, 2022.

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

Results of Operations

Revenue

Revenue during the three months ended and six months ended June 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Manufacturing revenue	$-	$1,530	$-	$2,030
Total revenue	$-	$1,530	$-	$2,030

Under the clinical manufacturing agreement with Janssen and the addendum, we recorded $1.5 million as manufacturing revenue for the three months ended June 30, 2022. No revenue was recorded in the three months ended June 30, 2023.

We recorded $2.0 million manufacturing revenue for the six months ended June 30, 2022. No revenue was recorded in the six months ended June 30, 2023. The three months and six months decrease was due to the completion of the Janssen Transaction Addendum which was signed in February 2022 and completed in November 2022.

Cost of Goods Sold

Cost of goods sold during the three months and six months ended June 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold
Manufacturing cost	$-	$207	$-	$420
Total cost of goods sold	$-	$207	$-	$420

The manufacturing cost for the three months ended June 30, 2022 represents cost for the manufacuring department under the February 2022 agreement. There were no cost of goods sold incurred in the three months ended June 30, 2023.

We recorded $0.4 million in manufacturing cost for the six months ended June 30, 2022. There were no cost of goods sold incurred in the three months ended June 30, 2023. The three months and six months decrease was due to the completion of the Janssen Transaction Addendum signed in February 2022.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$6,192	$4,328	$1,864	43%
Laboratory and manufacturing supplies	1,139	2,579	(1,440)	-56%
Clinical trials and sponsored research	1,073	502	571	114%
Share-based compensation	787	979	(192)	-20%
Other	2,075	2,006	69	3%
Total	$11,266	$10,394	$872	8%

	Six Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$8,548	$6,455	$2,093	32%
Laboratory and manufacturing supplies	2,107	4,280	(2,173)	-51%
Clinical trials and sponsored research	1,553	885	668	75%
Share-based compensation	1,411	1,969	(558)	-28%
Other	3,878	3,625	253	7%
Total	$17,497	$17,214	$283	2%

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

Research and development expenses increased $0.9 million to $11.3 million for the three months ended June 30, 2023, compared to $10.4 million for the three months ended June 30, 2022. The increase of salaries and related expenses was mainly due to the $4.5 million bonus to the Chief Executive Officer in June 2023 compared to the $3.8 million bonus in June 2022, in which 85% was allocated to research and development expenses in 2023 compared to 60% in 2022. The decrease of laboratory and manufacturing supplies was primary caused by a reduction in raw material purchasing for clinical trial drug manufacturing. In addition, clinical trial and sponsored research expense increased because of a new study being initiated in the second quarter of 2023.

Research and development expenses increased $0.3 million to $17.5 million for the six months ended June 30, 2023, compared to $17.2 million for the six months ended June 30, 2022. Salaries and related expenses decreased because of the bonus to the Chief Executive Officer and the change in allocation. The decrease of laboratory and manufacturing supplies was primary caused by a reduction in raw material purchasing for clinical trial drug manufacturing. In addition, there is a decrease in share-based compensation, which was due to the stock option expense per share of new grants decreased compared to the expense of fully amortized grants.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$826	$1,748	$(922)	-53%
Patent filing expense	241	141	100	71%
Share-based compensation	127	469	(342)	-73%
Professional fees	399	226	173	77%
Other	399	439	(40)	-9%
Total	$1,992	$3,023	$(1,031)	-34%

	Six Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$998	$1,999	$(1,001)	-50%
Patent filing expense	397	287	110	38%
Share-based compensation	208	927	(719)	-78%
Professional fees	761	519	242	47%
Other	543	605	(62)	-10%
Total	$2,907	$4,337	$(1,430)	-33%

General and administrative expenses decreased $1.0 million to $2.0 million for the three months ended June 30, 2023 compared to $3.0 million for the three months ended June 30, 2022.  General and administrative expenses decreased $1.4 million to $2.9 million for the six months ended June 30, 2022 compared to $4.3 million for the six months ended June 30, 2022.

The three months decrease was primarily related to the decrease in salaries and related expenses. The bonus to the Chief Executive Officer in June 2023 was $4.5 million compared to the $3.8 million bonus in June 2022, in which 15% was allocated to general and administrative expenses in 2023 compared to 40% in 2022.

Compared to the six months ended June 30, 2022, the general and administrative expense decrease in the six months ended June 30, 2023 was also primarily caused by the decrease to salaries and related expenses. In addition, share-based compensation decreased $0.7 million mainly due to the termination of VP of Finance and HR in February 2023 and the stock option expense per share of new grants decreased compared to the expense of fully amortized grants.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$2,509	$241	$5,289	$343
Other income (loss)	750	(119)	881	(119)
Foreign exchange gain (loss)	1,328	(2,280)	1,711	(990)
Total	$4,587	$(2,158)	$7,881	$(766)

The interest income for the three months and six months ended June 30, 2023 and 2022 was from the interest generated from the Company’s Canadian bank account and interest bearing time deposit. In June 2023, the Company received a sum of  $750 thousand from American Stock Transfer & Trust Company, LLC which was recorded as other income, in accordance with the terms outlined in the settlement agreement. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and six months ended June 30, 2023 compared to 2022.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2023, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $63.3 million for a one year term. At June 30, 2023, we had cash and cash equivalents of $143.4 million as compared to cash and cash equivalents of $225.8 million at June 30, 2022. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2023	2022
Operating activities	$(13,805)	$(11,500)
Investing activities	(214)	(243)
Financing activities	(14)	-
Effect of foreign exchange rate on cash and cash equivalents	118	553
Net change in cash and cash equivalents	$(13,915)	$(11,190)

During the six months ended June 30, 2023 and 2022, our operating activities used net cash of $13.8 million and $11.5 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net cash used in operations for the six months ended June 30, 2023 in comparison to the six months ended June, 2022 was mainly due to payment of the CEO’s annual bonus, which was disbursed in the second quarter of 2023 compared to being accured in the second quarter and paid in the third quarter in 2022.

During the six months ended June 30, 2023 and 2022, our investing activities used net cash of $0.2 million in both period. The use of cash was for fixed asset purchases.

During the six months ended June 30, 2023, our financing activities used net cash of $14 thousand. On June 20, 2023, we used approximately $14 thousand to purchase 3,561 common shares at a price of $4.00 per share, relating to the tender offer completed in June 2023. There was no cash used in or provided by financing activies during the six months ended June 30, 2022.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $143.4 million.

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

Management's Evaluation of our Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Director of Finance (Principal Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on such evaluation, the Chief Executive Officer and Director of Finance (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, (iii) condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, (iv) ) condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2023 and 2022; (v) condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2023	By:	/S/ Angela Hu
Angela Hu
Director of Finance
(Principal Financial Officer)