Form 10-Q
period 2023-09-30
XBiotech Inc.
filed 2023-11-09
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	____
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 9, 2023, there were 30,436,964 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	6
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2023 (unaudited) and 2022 (unaudited)	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2023 (unaudited) and 2022 (unaudited)	8
	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2023 (unaudited) and 2022 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (unaudited) and 2022 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$202,191	$157,306
Interest bearing time deposits	-	60,172
Accrued interest receivable	881	1,216
Income tax receivable	451	548
Prepaid expenses and other current assets	879	601
Total current assets	204,402	219,843
Property and equipment, net	25,197	26,260
Total assets	$229,599	$246,103

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,468	$2,408
Accrued expenses	3,667	1,603
Income tax payable	159	55
Total current liabilities	5,294	4,066
Long-term liabilities:
Income tax payable	1,646	1,576
Deferred tax liability	-	59
Total liabilities	6,940	5,701

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,436,964 and 30,439,275 shares issued and outstanding at September 30, 2023 and December 31, 2022	269,890	267,325
Accumulated other comprehensive income	440	826
Accumulated deficit	(47,671)	(27,749)
Total shareholders’ equity	222,659	240,402

Total liabilities and shareholders’ equity	$229,599	$246,103

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Manufacturing revenue	$-	$1,680	$-	$3,710
Total revenue	-	1,680	-	3,710
Cost of goods sold
Manufacturing cost	-	215	-	635
Total cost of goods sold	-	215	-	635
Gross margin	-	1,465	-	3,075

Operating expenses:
Research and development	7,547	7,014	25,044	24,227
General and administrative	973	840	3,879	5,176
Total operating expenses	8,520	7,854	28,923	29,403
Loss from operations	(8,520)	(6,389)	(28,923)	(26,328)

Other income (loss):
Interest income	2,529	1,009	7,818	1,351
Other income (expense)	-	-	880	(119)
Foreign exchange (loss) gain	(1,065)	(4,877)	646	(5,867)
Total other income (loss)	1,464	(3,868)	9,344	(4,635)
Loss before income taxes	(7,056)	(10,257)	(19,579)	(30,963)
Income tax (expense) benefit	(308)	(2,401)	(343)	1,266
Net loss	$(7,364)	$(12,658)	$(19,922)	$(29,697)
Net loss per share—basic and diluted	$(0.24)	$(0.42)	$(0.65)	$(0.98)
Shares used to compute basic and diluted net loss per share	30,436,638	30,439,277	30,437,044	30,439,277

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(7,364)	$(12,658)	$(19,922)	$(29,697)
Foreign currency translation adjustment	-	544	-	1,097
Reclassification adjustment from dissolution of Germany subsidiary	-	-	(386)	-
Comprehensive loss	$(7,364)	$(12,114)	$(20,308)	$(28,600)

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at June 30, 2023	30,436	$268,930	$440	$(40,307)	$229,063
Net loss	-	-	-	(7,364)	(7,364)
Issuance of common stock under stock option plan	1	5	-	-	5
Share-based compensation expense	-	955	-	-	955
Balance at September 30, 2023	30,437	$269,890	$440	$(47,671)	$222,659

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at June 30, 2022	30,439	$265,159	$2,524	$(11,888)	$255,795
Net loss	-	-	-	(12,658)	(12,658)
Foreign currency translation adjustment	-	-	544	-	544
Share-based compensation expense	-	1,128	-	-	1,128
Balance at September 30, 2022	30,439	$266,287	$3,068	$(24,546)	$244,809

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2022	30,440	$267,325	$826	$(27,749)	$240,402
Net loss	-	-	-	(19,922)	(19,922)
Tender offer	(4)	(14)	-	-	(14)
Issuance of common stock under stock option plan	1	5	-	-	5
Foreign currency translation adjustment	-	-	(386)	-	(386)
Share-based compensation expense	-	2,574	-	-	2,574
Balance at September 30, 2023	30,437	$269,890	$440	$(47,671)	$222,659

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2021	30,439	$262,263	$1,971	$5,151	$269,385
Net loss	-	-	-	(29,697)	(29,697)
Foreign currency translation adjustment	-	-	1,097	-	1,097
Share-based compensation expense	-	4,024	-	-	4,024
Balance at September 30, 2022	30,439	$266,287	$3,068	$(24,546)	$244,809

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Operating activities
Net loss	$(19,922)	$(29,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,310	2,171
Foreign exchange (gain) loss	(646)	5,867
Share-based compensation expense	2,574	4,024
Changes in operating assets and liabilities:
Account receivable	-	(1,530)
Income tax receivable	97	7,777
Accrued interest receivable	335	-
Prepaid expenses and other current assets	(278)	314
Deferred tax assets	-	(772)
Accounts payable	(940)	(741)
Accrued expenses	2,063	614
Income tax payable	174	314
Deferred tax liability	(59)	(1)
Net cash used in operating activities	(15,292)	(11,660)

Investing activities
Purchase of property and equipment	(247)	(453)
Purchase of interest bearing time deposits	-	(59,532)
Proceeds from maturity of interest bearing time deposits	61,859	-
Net cash provided by (used in) investing activities	61,612	(59,985)

Financing activities
Issuance of common stock under stock option plan	5	-
Cash paid in tender offer	(14)	-
Net cash used in financing activities	(9)	-
Effect of foreign exchange rate on cash and cash equivalents	(1,426)	(4,770)
Net change in cash and cash equivalents	44,885	(76,415)
Cash and cash equivalents, beginning of period	157,306	236,983
Cash and cash equivalents, end of period	$202,191	$160,568

Supplemental Information:
Accrued purchases of property and equipment	$-	$46

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $1.35 billion in cash and potential milestone payments (the “Janssen Transaction”). On February 2, 2022, XBiotech announced an addendum to the 2019 Janssen Manufacturing Agreement. XBiotech continued to manufacture bermekimab for use by Janssen in its clinical trials through November 2022. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, all patents acquired by Janssen relating to IL-1a would be asserted for the benefit of XBiotech to protect its future IL-1a related therapies in all non-dermatological indications.  Consequently, XBiotech is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. The Company’s True Human™ antibody discovery technology has been used to identify new IL-1a targeting product candidates and has already brought one such candidate into a clinical studies in oncology and rheumatology; and another anti-IL-1a antibody into a Phase I study in neurology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it is now developing more than one product candidate that targets IL-1a to be used in different areas of medicine.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $202.2 million at September 30, 2023, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 were prepared by management without audit. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2022 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported values of amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue

Revenue from the Janssen Agreements

The Company recognized revenues from its Janssen Agreements as follows:

The Company entered into its clinical manufacturing and clinical trial services arrangements in connection with its sale of certain intellectual property on December 30, 2019. These contracts commenced January 1, 2020. The Company executed an addendum related to manufacturing agreement, which generated revenue through November 2022. While these agreements are not considered contracts with a customer based on the terms thereof, the Company has applied the revenue recognition guidance by analogy.

XBiotech is still in the research and development phase. The eventual output of the Company’s intended ordinary activities will be the licensing of intellectual property and/or sale of commercialized compounds for use in pharmaceutical treatment of disease, not the performance of manufacturing of development stage compounds or clinical trials for others. Although Janssen was not a customer, as these services are not the output of XBiotech’s ordinary activities, the Company evaluated the terms of the agreements and analogized to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) for clinical manufacturing and clinical trial services revenue recognition.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with third party service providers who conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company calculates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2023 and 2022 was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$824	$855	$2,235	$2,824
General and administrative	131	273	339	1,200
Total share-based compensation expense	$955	$1,128	$2,574	$4,024

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Dividend yield	-	-	-	-
Expected volatility	80%-81%	83%	80%-82%	82%-83%
Risk-free interest rate	3.9%-4.6%	2.9%-3.3%	3.3%-4.6%	1.5%-3.5%
Expected life (in years)	6.25	6.25	5.38-6.25	5.38-6.25
Weighted-average grant date fair value per share	3.62	3.71	2.89	4.93

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German and Canadian bank accounts. Cash and cash equivalents are stated at cost which approximates fair value.

Interest Bearing Time Deposit

The Company held guaranteed investment certificates with a financial institution. The guaranteed investment certificates had a 12 month term at origination with interest payable at maturity. The Company obtained both the principal amount and accrued interest in July 2023 upon maturity.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment during the three and nine month periods ended September 30, 2023 and 2022.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three and nine months ended September 30, 2023, 812,932 and 556,767 stock options, respectively, were not included in the computation of diluted net loss per share.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. On November 15, 2019, the FASB delayed the effective date of the standard for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The adoption of ASC Topic 326 did not have a material impact on the Company’s consolidated financial statements.

3.	Revenue

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech continued to manufacture bermekimab for use by Janssen in its clinical trials through November 2022. For the three months and nine months ended September 30, 2022, the Company recorded $1.7 million and $3.7 million of revenues, respectively under the February 2022 agreement. The agreement was terminated in November 2022.

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Manufacturing equipment	$2,324	$2,716
Winnebago building	20,676	21,143
Other fixed assets	2,197	2,401
Total property and equipment	$25,197	$26,260

5.	Common Stock

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

On June 20, 2023, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 3,561 shares of its common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand, excluding fees and expenses related to the tender offer. These shares represented an immaterial percent of the shares outstanding. These share repurchases were retired and have been classified to reduce common stock in the accompanying consolidated balance sheet as of September 30, 2023.

In September 2023, 1,250 shares of common stock were issued upon the exercise of stock options at a price of $3.84 per share for total proceeds of $4,800.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	4,558,902	$2.71-$21.74	$10.47
Granted	809,600	3.38-6.04	4.12
Exercised	(1,250)	3.84	3.84
Forfeitures	(308,109)	3.84-19.09	10.73
Options outstanding at September 30, 2023	5,059,143	$2.71-$21.74	$9.44

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	$2.71-$21.74	$10.68
Granted	151,600	4.06-11.50	7.10
Exercised	-	-	-
Forfeitures	(137,650)	3.27-21.74	13.46
Options outstanding at September 30, 2022	4,670,627	$2.71-$21.74	$10.48

As of September 30, 2023, there was approximately $2.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.16 years.

7. Income Taxes

The Company's effective tax rates for the three months ended September 30, 2023 and September 30, 2022, were -4.4% and -23.4%, respectively. The effective tax rate for the three month periods ended September 30, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded. The effective tax rate for the three month period ended September 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized and a shift in income between jurisdictions related to certain transfer pricing adjustments, which impacted the projected benefit associated with available loss carrybacks.

The Company's effective tax rates for the nine months ended September 30, 2023 and September 30, 2022, were -1.8% and 4.1%, respectively. The effective tax rate for the nine month periods ended September 30, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded. The effective tax rate for the nine month period ended September 30, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and no benefit is recognized and a shift in income between jurisdictions related to certain transfer pricing adjustments, which impacted the projected benefit associated with available loss carrybacks.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of September 30, 2023 was ($47.7) million. We had net losses before income tax of $7.1 million and $19.6 million for the three months and nine months ended September 30, 2023, respectively, compared to $10.3 million and $31.0 million for the three months and nine months ended September 30, 2022, respectively. During the next year, we don’t expect any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2023, we had 85 employees.

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

Clinical development timelines, likelihood of success, and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2023, we have recorded total research and development expenses, including share-based compensation, of $304.1 million. Our total research and development expenses for the three months and nine months ended September 30, 2023 were $7.5 million and $25.0 million, respectively, compared to $7.0 million and $24.2 million for the three months and nine months ended September 30, 2022, respectively. Share-based compensation related to research and development was $0.8 million and $2.2 million for the three months and nine months ended September 30, 2023, respectively, compared to $0.9 million and $2.8 million for the three months and nine months ended September 30, 2022, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2023 were 89% and 87%, respectively, compared to 89% and 82% for the three months and nine months ended Septmber 30, 2022, respectively. The percentages of research and development expenses compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2023 were 89% and 87%, respectively, compared to 92% and 84% for the three months and nine months ended September 30, 2022.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development, and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing, maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2023 were $1.0 million and $3.9 million, respectively, compared to $0.8 million and $5.2 million for the three months and nine months ended September 30, 2022, respectively. Share-based compensation accounted for $0.1 million and $0.3 million for the three months and nine months ended September 30, 2023, respectively, and $0.3 million and $1.2 million for the three months and nine months ended September 30, 2022, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2023 were 11% and 13%, respectively, compared to 11% and 18% for the three months and nine months ended September 30, 2022, respectively. The percentages of general and administrative expense compares to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2023 were 11% and 13%, respectively, compared to 8% and 16% for the three months and nine months ended September 30, 2022.

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

Results of Operations

Revenue

Revenue during the three months ended and nine months ended September 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Manufacturing revenue	$-	$1,680	$-	$3,710
Total revenue	$-	$1,680	$-	$3,710

Under the clinical manufacturing agreement with Janssen and the addendum, we recorded $1.7 million as manufacturing revenue for the three months ended September 30, 2022. No revenue was recorded in the three months ended September 30, 2023.

We recorded $3.7 million manufacturing revenue for the nine months ended September 30, 2022. No revenue was recorded in the nine months ended September 30, 2023. The three months and nine months decrease was due to the completion of the Janssen Transaction Addendum which was signed in February 2022 and completed in November 2022.

Cost of Goods Sold

Cost of goods sold during the three months and nine months ended September 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold
Manufacturing cost	$-	$215	$-	$635
Total cost of goods sold	$-	$215	$-	$635

The manufacturing cost for the three months ended September 30, 2022 represents cost for the manufacuring department under the February 2022 agreement. There were no cost of goods sold incurred in the three months ended September 30, 2023.

We recorded $0.6 million in manufacturing cost for the nine months ended September 30, 2022. There were no cost of goods sold incurred in the nine months ended September 30, 2023. The three months and nine months decrease was due to the completion of the Janssen Transaction Addendum signed in February 2022.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$2,429	$2,086	$343	16%
Laboratory and manufacturing supplies	712	1,817	(1,105)	-61%
Clinical trials and sponsored research	1,595	349	1,246	357%
Share-based compensation	824	855	(31)	-4%
Other	1,987	1,907	80	4%
Total	$7,547	$7,014	$533	8%

	Nine Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$10,977	$8,541	$2,436	29%
Laboratory and manufacturing supplies	2,818	6,096	(3,278)	-54%
Clinical trials and sponsored research	3,147	1,234	1,913	155%
Share-based compensation	2,235	2,824	(589)	-21%
Other	5,867	5,532	335	6%
Total	$25,044	$24,227	$817	3%

We do not currently track our research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates.

Research and development expenses increased $0.5 million to $7.5 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022. The rise was mainly due to the increase in the clinical trial activities, related to the new study being initiated in the second quarter of 2023. The laboratory and manufacturing supplies expenses decreased, which was primarily caused by a reduction in raw material purchasing for clinical trial drug manufacturing.

Research and development expenses increased $0.8 million to $25.0 million for the nine months ended September 30, 2023, compared to $24.2 million for the nine months ended September 30, 2022. The increase of salaries and related expenses was mainly due to the $4.5 million bonus to the Chief Executive Officer in June 2023 compared to the $3.8 million bonus in June 2022, in which 85% was allocated to research and development expenses in 2023 compared to 60% in 2022. Clinical trials and sponsored research expense increased because of the new study being initiated in the second quarter of 2023. In addition, the decrease of laboratory and manufacturing supplies was primary caused by a reduction in raw material purchasing for clinical trial drug manufacturing.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$138	$260	$(122)	-47%
Patent filing expense	127	112	15	13%
Share-based compensation	131	273	(142)	-52%
Professional fees	410	123	287	233%
Other	167	72	95	132%
Total	$973	$840	$133	16%

	Nine Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$1,136	$2,259	$(1,123)	-50%
Patent filing expense	524	399	125	31%
Share-based compensation	339	1,200	(861)	-72%
Professional fees	1,171	642	529	82%
Other	709	676	33	5%
Total	$3,879	$5,176	$(1,297)	-25%

General and administrative expenses increased $0.1 million to $1.0 million for the three months ended September 30, 2023 compared to $0.8 million for the three months ended September 30, 2022. General and administrative expenses decreased $1.3 million to $3.9 million for the nine months ended September 30, 2023 compared to $5.2 million for the nine months ended September 30, 2022.

The three months increase was primarily due to the increase of professional fees, related to the stock service and the tax service. The decrease in shared-based compensation was mainly caused by a decline in the grant date fair value of awards being amortized during the respective periods.

Compared to the nine months ended September 30, 2022, the general and administrative expense decrease in the nine months ended September 30, 2023 was primarily driven by the decrease in salaries and related expenses. The bonus to the Chief Executive Officer in June 2023 was $4.5 million compared to the $3.8 million bonus in June 2022, in which 15% was allocated to general and administrative expenses in 2023 compared to 40% in 2022. Share-based compensation decreased $0.9 million mainly due to the termination of VP of Finance and HR in February 2023, which resulted in the forfeiture of unvested awards, and the stock option expense per share of new grants decreased compared to the expense of fully amortized grants. In addition, professional fees increased $0.5 million mainly caused by the service fees related to tender offer in June 2023.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$2,529	$1,009	$7,818	$1,351
Other income (loss)	-	-	880	(119)
Foreign exchange gain loss	(1,065)	(4,877)	646	(5,867)
Total	$1,464	$(3,868)	$9,344	$(4,635)

The interest income for the three months and nine months ended September 30, 2023 and 2022 was mainly generated was from the Company’s Canadian bank account and interest bearing time deposits. The other income during the nine months ended September 30, 2023 was primarily from American Stock Transfer & Trust Company, LLC in accordance with the terms outlined in the settlement agreement. Foreign exchange gain (loss) was due to the fluctuation between the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2023 compared to 2022.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures, or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2023, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million for a one year term, and upon maturity in July 2023, both the principal amount and the accured interest were returned. At September 30, 2023, we had cash and cash equivalents of $202.2 million as compared to cash and cash equivalents of $160.6 million at September 30, 2022. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2023	2022
Operating activities	$(15,292)	$(11,660)
Investing activities	61,612	(59,985)
Financing activities	(9)	-
Effect of foreign exchange rate on cash and cash equivalents	(1,426)	(4,770)
Net change in cash and cash equivalents	$44,885	$(76,415)

During the nine months ended September 30, 2023 and 2022, our operating activities used net cash of $15.3 million and $11.7 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The change in the cash from operation was mainly due to the decrease in income tax receivable.

During the nine months ended September 30, 2023 and 2022, our investing activities generated net cash of $61.6 million and used net cash of $60.0 million, respectively. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million. Upon maturity in July 2023, we obtained both the principal amount and the accured interest.

During the nine months ended September 30, 2023, our financing activities used net cash of $9 thousand. We purchased 3,561 shares of our common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand. During the nine months ended September 30, 2023, employees exercised stock options to purchase 1250 shares of our common stock for approximately $5 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $202.2 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, (iii) condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, (iv) ) condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2023 and 2022; (v) condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/S/ Angela Hu
Angela Hu
Director of Finance (Principal Financial Officer)