Form 10-K
period 2023-12-31
XBiotech Inc.
filed 2024-03-15
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________

FORM 10-K

_______________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-37437

_______________________________________________________________

XBIOTECH INC.

(Exact name of Registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

(Address of principal executive offices, including zip code)

Telephone Number (512) 386-2900

(Registrant's telephone number, including area code)

_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	XBIT	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

_______________________________________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $140,476,818, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,787,668 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 15, 2024, 30,450,881 shares of the registrant’s Common Stock were outstanding.

_______________________________________________________________

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2024 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “expects,” “plans,” “contemplate,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “intend” or “continue” or the negative of such terms or other comparable terminology denoting uncertainty or an action that may, will or is expected to occur in the future, although not all forward-looking statements contain these identifying words. Forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, examples of the forward-looking statements contained in this annual report include, among other things, statements about the following:

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

ITEM 1.         BUSINESS

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

XBiotech’s True Human™ monoclonal antibodies are derived from human donors that mount a natural human immune response. All other marketed antibody therapeutics are derived from animal immunization. It is intuitive that naturally occurring human antibodies have the potential to be safer, more effective and faster to develop than animal engineered counterparts. XBiotech has developed a pipeline of product candidates targeting both inflammatory and infectious diseases. The Company has also developed manufacturing technology that reduces the cost and time to launch new product candidates. The Company designed and built a state-of-the-art physical plant and infrastructure to discover manufacture and manage clinical trial operations for its therapeutic antibodies at its Company’s 48 acre research campus in Austin, Texas. XBiotech is thus a fully integrated developer of biopharmaceuticals.

An area of medical focus for XBiotech are therapies that block a potent substance, known as interleukin-1 alpha (IL-1a), that mediates a number of pathophysiological processes including tissue breakdown (ie. synovium, cartilage, bone), paraneoplastic angiogenesis and tumor stroma remodeling, formation of blood clots, malaise, muscle wasting and general inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In many chronic (eg. arthritis) and acute injury scenarios (eg. stroke), IL-1a may mediate harmful disease-related activity.

At the end of 2019, XBiotech sold a True Human™ antibody therapeutic it was developing that targeted IL-1a for $1.35 billion in cash and potential milestone payments. With the unique deal structure XBiotech agreed to not develop any anti-IL-1a antibodies for dermatology, while XBiotech remained free to continue to discover and develop new True Human™ anti-IL-1a antibodies for use in areas of medicine outside of dermatology. The Company quickly identified new IL-1a targeting product candidates that it is has already brought into clinical studies in oncology, rheumatology and neurology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it is now developing in parallel two anti-IL-1a product candidates and may develop one or more others. Since IL-1a is involved in the pathology of multiple diseases, it makes business sense to use different anti-IL-1a antibodies for specific areas of medicine, allowing potential partnership or sale of each antibody separately for different disease indications.

Financial

XBiotech's sale of its True Human™ antibody Bermekimab generated a total $750 million in income between December 30, 2019 and June 30, 2021. Since 2020, the Company has returned a total of $495 million to its shareholders through a combination of stock repurchase and dividends. The remaining cash is being used for ongoing operations as part of a multi-year business plan to identify and commercialize True Human™ antibodies, including new anti-Il-1a therapies.

Starting in 2020, XBiotech used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product under a supply agreement for a world-leading pharmaceutical company. In addition, during 2020 and 2021 XBiotech provided clinical trial operations services for two Phase II clinical studies for the same drug company. In 2022 XBiotech extended the supply agreement. As of March 2024, these agreements have now come to a successful conclusion and as of March 2024 XBiotech is no longer producing drug product or conducting contract clinical research.

Development of IL-1a Therapies

IL-1a is a substance produced by the body that plays a key role in many disease processes. While it is naturally made by the body, when not properly controlled, and in situations of acute or chronic injury, IL-1a can contribute to the development and progression of a variety of medical conditions, such as cancer, stroke, heart attack or arthritis, to name a few. Completed clinical studies and myriad scientific research has shown that blocking IL-1a may have a beneficial effect in many medical conditions. The potential unmet medical need for blocking IL-1a is therefore very significant, on the scale of the anti-TNF therapies developed over the past twenty-five years.

In 2021, the Company commenced a clinical study with its Natrunix™ True Human antibody targeting IL-1⍺ in oncology (Pancreatic Cancer). The study is randomized, placebo controlled to provide a preliminary assessment of efficacy and safety for Natrunix in combination with chemotherapy in an advanced cancer population. The study was sized to include 60 subjects, intended to provide a preliminary assessment of efficacy. The last subject in the study had their last visit in February 2024. Data collection is therefore now complete. Over approximately the next six weeks, clinical monitors will perform visitations across the United States at clinical sites that enrolled subjects into the study. During these visits monitors will review source data to make sure all data has been properly recorded and upon satisfactory completion of the review, sites will be officially closed. When this process is complete, the database will be locked and data analyzed according to protocol. Reporting on results for the pancreatic cancer study are expected within several weeks of data lock.

The Company started a clinical program in Rheumatology in August, 2023 with a 210 patient study in rheumatoid arthritis. This double blind, placebo controlled study is investigating the efficacy of Natrunix as a treatment for rheumatoid arthritis in combination with the common prescription medication methotrexate. As of March 2024, the study has enrolled in about half of the subjects, with at least six months remaining until the last subject is taken into the program. The study aims to demonstrate that Natrunix will not only significantly enhance treatment outcomes of subjects already taking methotrexate, but that Natrunix will also reduce some of the side effects associated with Methotrexate. The Company is planning to launch additional studies in rheumatology during Q2 2024.

XBiotech filed an investigational new drug application in 2022 for our True Human™ antibody Hutrukin. Hutrukin is a candidate breakthrough therapeutic that is being evaluated for its ability to reduce brain injury that occurs after reperfusion procedures used to treat stroke. The company completed a phase I study at the end of 2023 that demonstrated high bolus doses of Hutrukin, similar to doses that would be given to prevent brain reperfusion injury in stroke therapy, are safe and well tolerated. Analysis of the data from the Phase I study is expected to be completed in Q1 2024. However, no significant adverse events were noted during the study and the data analysis is expected to be positive. The Company is planning a Phase II study in stroke during 2024. Ischemic stroke which accounts for some 87% of strokes, is a leading cause of mortality and serious long-term disability worldwide. For decades the medical approach has been to unblock the affected artery and return blood supply to the brain. It was intuitive that opening the occluded artery to return blood supply, or “reperfuse” the ischemic brain would lead to better outcomes for stroke victims. This expectation was not in fact supported by clinical observations.

Clinical studies have shown that in reality, reperfusion of the affected brain is associated with ongoing irreparable damage to ischemic tissue that, prior to reperfusion, appears viable by both physical and metabolic assessments. The necrotic infarct core that results from a stroke has been found to increase in size upon reperfusion, seemingly as a result of the resumption of enhanced blood supply.

Hutrukin may reduce the likelihood of inflammation-related secondary injury after ischemia by disrupting the molecular pathways which activate leukocyte migration and infiltration. Leukocyte migration and infiltration into the ischemic regions of the brain after reperfusion may mediate damage seen after reperfusion. Clinical studies with Hutrukin will be aimed at demonstrating a reduction of reperfusion injury and improved outcomes in stroke victims.

Infectious Disease Pipeline

While market potential keeps XBiotech focused on anti-IL-1a therapies, unmet medical need and the potential for uniquely effective product candidates keeps the Company dedicated to advancing its infectious disease pipeline. The Company has identified several major areas of urgent unmet medical need for True Human™ anti-infective antibody therapies. Human antibodies protect all of us on a daily basis from infectious disease—and the Company is highly confident that its True Human™ analogues of naturally immunity will serve as an extremely effective means for supplementing infectious immunity—in compromised individuals—against numerous related infectious diseases, such as shingles, influenza and C. difficile. The XBiotech discovery process involves procuring donations from blood banks and screening blood samples from healthy donors for antibodies that exhibit exceptionally strong immunity to specific diseases. True Human™ antibodies are derived only from donors who we have found to have the best disease fighting antibodies in that populations.

True Human™ antibodies may be used to provide highly potent and targeted immunity against infectious diseases, including: in the elderly, where natural immunity is waning; in young children where immunity has yet to develop; or even in otherwise healthy individuals, where infectious agents have overwhelmed natural immunity and where specially selected antibodies are needed to neutralize the infection (ie. staph aureus). For the latter population, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria have gained unnatural entry into a body compartment where it can establish and evade the immune system.

The Company currently has a clinical stage therapeutic for methicillin resistant Staphylococcus aureus (MRSA), and several pre-clinical stage therapeutics, including: an oral delivery antibody therapeutic for colon infection by C. difficile; an injectable therapy for varicella zoster (aka adult chicken pox), the causative agent for shingles; and an influenza therapy, designed to neutralize all known strains and variants of influenza that have been identified since the 1918 pandemic.

Infrastructure

In 2022 XBiotech completed an expansion of its manufacturing and R&D center. The expansion resulted in the creation of two new wings: one provides state-of-the-art research laboratory for scientists; another area provides administrative space for dozens of personnel working in manufacturing, clinical and other operations. The building additions have enhanced the Company’s ability to house a larger workforce, expand R&D activities and orchestrate the production of multiple drug products from its existing manufacturing and R&D center.

In Q1 2024 the Company re-launched its program to construct a new multi-story 46,000 ft2 research and development facility and a 5,000 ft2 infectious disease research annex, to further enhance the Company’s discovery and product development capabilities. Both the multi-story complex and research annex will be located on the Company’s 48 acre campus adjacent to the existing R&D center.

A Background on Therapeutic Antibodies

While antibody therapeutics have dominated drug development for the past 25 years, Kohler and Milstein probably never envisaged how difficult it would be to isolate and produce actual human antibodies. Today, in the $247 billion antibody market — apart from XBiotech’s True  HumanTM antibodies — there is not a single antibody therapy derived from a natural human immune response: all are mouse derived and engineered, even those antibody therapies marketed as “human”. John Simard, founder and CEO of XBiotech, recognized the potential to deliver a new generation of True HumanTM antibodies and founded XBiotech around the mission to develop the technology to isolate and clone individual antibodies from human blood samples. Today, XBiotech has identified and produced numerous True HumanTM antibodies candidate therapeutics that are derived from naturally immune individuals. XBiotech believes the greatest repository of medicines lies within the natural immune repertoire of the human body. The Company continues to catalogue and develop these True HumanTM antibodies, which it sees as the greatest untapped resource for a new generation of therapeutics.

Employees and Human Capital

Each member of our senior management team has been with XBiotech on average for more than 12 years, and each has been with the Company through the process of antibody discovery, preclinical development, formulation, manufacturing, regulatory submissions, human clinical trials and commercial sale. Our employees' collective knowledge of our business allows us to operate as among the most cost effective, efficient and capable operations in the biotechnology industry. Our board of directors (“Board”) is constituted by individuals with significant industry, scientific and legal knowledge. As of December 31, 2023, we had 82 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019, due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ended December 31, 2023.

We expect to continue to incur significant expenses and may incur operating losses for the foreseeable future. We anticipate these expenses will increase as we continue the research and development of and seek regulatory approvals for our current and future product candidates in various indications, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses have had, and any future losses may continue to have, an adverse effect on our financial condition. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if approved fails to achieve market acceptance, we may never sustain profitability.

Since inception, we have dedicated the vast majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to similarly expend substantial resources for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2023, we recognized approximately $32.8 million in expenses associated with research and development.

We completed our initial public offering on April 15, 2015 and additional registered offerings in March 2017 and May 2019. We also received a significant amount of cash proceeds from the sale of Bermekimab. However, the net proceeds from these transactions and cash on hand may not be sufficient to complete clinical development of any of our product candidates nor may it be sufficient to commercialize any product candidate. In addition, we completed a modified Dutch auction tender offer for our common shares in February 2020 and June 2023, which consumed $420 million and $14 thousand of our cash resources, respectively. We also distributed $75 million cash dividend to our investors in July 2021. Accordingly, we may require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

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

To date, we have not generated any revenue from commercial product sales. Our ability to generate revenue in the future from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to commercialize products successfully, including any current product candidates or any product candidates that we may develop, in-license or acquire in the future. Even if we are able to achieve regulatory approval for any current or future product candidates, we do not know when any of these products will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from any of our product candidates also depends on a number of additional factors, including our ability to:

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

Our research programs may not succeed.

XBiotech has positioned itself with a pipeline of potential drug candidates at various stages of development. Even though we have multiple drugs in development at this time, none of these research programs may succeed. There are several reasons why a drug program may fail, including the following:

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

As of December 31, 2023, we had 82 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Business disruptions caused by natural disasters, infrastructure interruptions or other public health threats could seriously harm our future revenues and financial condition and increase our costs and expenses.

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

With respect to patent rights, we do not know whether our pending patent applications for any of our technologies or product candidates will result in the issuance of patents that protect such technologies or product candidates, or if any of our issued patents will effectively prevent others from commercializing competitive technologies and products. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications are granted. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, in some cases, not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

As of March 15, 2024 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 11.8 million shares or approximately 38.7% of our outstanding common stock, and could own approximately 14.3 million shares or approximately 43.5% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We do not believe XBiotech is an “Investment Company”; instead, we believe it is a bona fide biopharmaceutical entity engaged in active pharmaceutical R&D, evidenced by the recent sale of its drug candidate Bermekimab for $750 million and up to $600 million in potential milestone payments and our extensive ongoing R&D activity. However, arbitrary definitions used to define a passive foreign investment company (PFIC) for US tax purposes have made some financial analysts suggest we are a PFIC. Particularly, based on the blind criteria that if 75% or more of gross income is passive income, with nothing else considered, then a company may be held to be a PFIC. Some years we don’t have income, since we only will have income when for example we sell one of our drugs or when we get a drug to market and generate sales. But we do keep the company’s cash in an interest bearing bank account or interest earning instruments. This generates interest income (or passive income) on our funds. We believe that to suggest that such bank account interest makes us a PFIC is absurd; this would suggest that we cannot keep our cash in a bank account and that interest on the Company’s funds supersedes any other consideration in defining the the actual operations and essential nature of the Company. XBiotech will never accept an arbitrary and erroneous definition that could potentially penalize the Company and its shareholders and will oppose any effort to do so by the tax authorities. There is a risk that that tax authorities could successfully assert our PFIC status, and in such event shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares.  Because these rules are complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the potential tax implications of acquiring, owning and disposing of our stock.

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 15, 2024, we had 30,450,881 common shares outstanding.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

The Company owns 48 acres of industrial-zoned property located five miles from Austin’s central business district at the address of 5217 Winnebago Ln, Austin, TX, 78744. In 2016 the company built a new combined R&D and manufacturing facility on this property. The Company uses this facility to conduct research, discover new product candidates, produce products for clinical studies and provide administrative space to support its drug development and other activities. In 2019, XBiotech constructed a new facility to house infectious disease and animal facilities. Located in a separate building on our campus, just a short walk from the Company’s main manufacturing headquarters, the new facility incorporates an animal biological safety level 2 (ABSL2) laboratory and other laboratories for developing and testing Company’s True Human™ antibodies against infectious disease targets. XBiotech owns the 48-acre campus—and all structures on the property—debt-free and envisions further expansion of facilities on the property. In 2024 the Company is planning to construct a new, multi-story 46,000ft2 R&D facility adjacent to the existing R&D facility on the Campus. The Company is also planning to construct a 5,000 ft2 research laboratory as part of a network of structures.

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

Holders of record

There were 11 record holders of our common stock as of February 26, 2024.

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

Issuer Purchases of Equity Securities

[None.]

ITEM 6.          RESERVED

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements for the year ended December 31, 2023 and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Cautionary Statement About Forward-Looking Statements.” In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this annual report on Form 10-K. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, retained accumulated deficit earnings as of December 31, 2023 was ($52.3) million. We had a net loss of $24.6 million for the year ended December 31, 2023, compared to a net loss of $32.9 million for the year ended December 31, 2022. During the fiscal year of 2024, we don’t expect to generate any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2023, we had 82 employees.

Components of Results of Operations

Revenues

Prior to receiving payments under the clinical manufacturing agreement entered in connection with the Janssen Transaction, we had not generated any revenue. Under the clinical manufacturing agreement, we manufactured Bermekimab for use by Janssen in clinical trials, in exchange for fixed payments, paid in quarterly installments through 2021. In February 2022, we entered a new manufacturing contract with a Janssen-related company whereby we continued to manufacture Bermekimab through November 2022. The contract terminated in November 2022. Our ability to generate any additional revenue and/or to become profitable (or sustain any profitability) depends on our ability to successfully commercialize any product candidates we may advance in the future.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2023, we have recorded total research and development expenses, including share-based compensation, of $311.9 million. Our total research and development expenses for the year ended December 31, 2023 was $32.8 million, compared to $31.5 million the year ended December 31, 2022. Share-based compensation accounted for $2.8 million for the year ended December 31, 2023 and $3.6 million for the year ended December 31, 2022.

Research and development expenses as a percentage of total operating expenses was 88% for the year ended December 31, 2023, and 83% for the year ended December 31, 2022. The percentages, excluding share-based compensation, were 88% for the year ended December 31, 2023, and 85% for the year ended December 31, 2022.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $4.7 million for the year ended December 31, 2023, and $6.3 million for the year ended December 31, 2022. Share-based compensation accounted for $0.5 million for the year ended December 31, 2023, and $1.4 million for the year ended December 31, 2022.

General and administrative expenses as a percentage of total operating expenses was 12% for the year ended December 31, 2023, and 17% for the year ended December 31, 2022. The percentages, excluding share-based compensation, were 12% for the year ended December 31, 2023, and 15% for the year ended December 31, 2022.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2023	2022
Weighted-average grant date fair value per share	$2.89	$4.92
Expected volatility	80%-82%	82%-83%
Risk-free interest rate	3.3%-4.6%	1.5%-4.1%
Expected life (in years)	5.38–6.25	5.38–6.25
Dividend yield	—	—

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

Results of Operations

Revenue

Revenue during the years ended December 31, 2023, and 2022 are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenue
Manufacturing revenue	$-	$4,010
Clinical Trial revenue	-	-
Total revenue	$-	$4,010

We had not generated any revenue before the year 2020. Under the clinical manufacturing agreement with Janssen and the addendum, for the year ended December 31, 2022, we have recorded $4.0 million as manufacturing revenue.

Cost of Goods Sold

Cost of goods sold during the years ended December 31, 2023, and 2022 are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of goods sold
Manufacturing cost	$-	$651
Clinical trial cost	-	-
Total cost of goods sold	$-	$651

We had not incurred any cost of goods sold before the year 2020.The manufacturing cost for the year ended December 31, 2022, represents period expense for manufacturing, quality assurance and quality control departments.

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$13,385	$10,534	$2,851	27%
Laboratory and manufacturing supplies	3,723	6,477	(2,754)	-43%
Clinical trials and sponsored research	5,380	2,047	3,333	163%
Share-based compensation	2,797	3,641	(844)	-23%
Other	7,563	8,845	(1,282)	-14%
Total	$32,848	$31,544	$1,304	4%

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

Research and development expenses increased 4% to $32.8 million for the year ended December 31, 2023 compared to $31.5 million for the year ended December 31, 2022. The rise was mainly due to the increase in clinical trials activities, related to the new study being initiated in the second quarter of 2023. The increase of salaries and related expenses was mainly due to the $4.5 million bonus to the Chief Executive Officer in June 2023 compared to the $3.8 million bonus in June 2022, in which 85% was allocated to research and development expenses in 2023 compared to 60% in 2022. In addition, the decrease of laboratory and manufacturing supplies was primary caused by a reduction in raw material purchasing for clinical trial drug manufacturing.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Salaries and related expenses	$1,281	$2,494	$(1,213)	-49%
Patent filing expense	691	540	151	28%
Share-based compensation	465	1,421	(956)	-67%
Professional fees	1,422	1,035	387	37%
Other	803	815	(12)	-1%
Total	$4,662	$6,305	$(1,643)	-26%

General and administrative expenses decreased 26% to $4.7 million for the year ended December 31, 2023 compared to $6.3 million for the year ended December 31, 2022. The decrease was primarily driven by the salaries and related expenses. The bonus to the Chief Executive Officer in June 2023 was $4.5 million compared to the $3.8 million bonus in June 2022, in which 15% was allocated to general and administrative expenses in 2023 compared to 40% in 2022. Share-based compensation decreased $1.0 million mainly due to the termination of VP of Finance and HR in February 2023, which resulted in the forfeiture of unvested awards, and the stock option expense per share of new grants decreased compared to the expense of fully amortized grants. In addition, professional fees increased $0.4 million mainly caused by the service fees related to the tender offer in June 2023.

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2023	2022
Interest income	$10,421	$3,823
Other income (expense)	883	(121)
Foreign exchange gain (loss)	1,893	(2,800)
Total	$13,197	$902

The interest income for the years ended December 31, 2023 and 2022 was mainly generated from the Company’s Canadian bank accounts and interest bearing time deposits. The other income during the year ended December 31, 2023 was primarily from American Stock Transfer & Trust Company, LLC in accordance with the terms outlined in the settlement agreement. Foreign exchange gain (loss) was due to the fluctuation between the US dollar and the Canadian dollar in the year ended December 31, 2023 compared to 2022.

Income Taxes

The Company’s income tax expense for the tax period ended December 31, 2023 of $0.2 million, was primarily driven by adjustments related to prior periods and current year uncertain tax positions. The Company's income tax benefit for the tax period ended December 31, 2022 of $0.7 million, was primarily driven by the estimated 2022 Canadian loss carrybacks to 2019. The Company expects to maintain its full valuation allowance in all jurisdictions during 2024.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2023, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million for a one-year term, and upon maturity in July 2023, both the principal amount and the accrued interest were returned. At December 31, 2023, we had cash and cash equivalents of $200.0 million as compared to cash and cash equivalents of $157.3 million at December 31, 2022. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2022	2022
Operating activities	$(18,725)	$(14,824)
Investing activities	61,497	(63,892)
Financing activities	(9)	-
Effect of foreign exchange rate on cash and cash equivalents	(46)	(961)
Net change in cash and cash equivalents	$42,717	$(79,677)

Operating Activities

During the years ended December 31, 2023 and 2022 net cash used in operating activities was $(18.7) million and $(14.8) million, respectively. Net cash used in the years ended December 31, 2023 and 2022 primarily resulted from our net losses, whereas for the year ended December 31, 2022 the company received $4 million in revenue from the clinical manufacturing agreement with Janssen and the addendum.

Investing Activities

During the years ended December 31, 2023 and 2022, our investing activities generated net cash of $61.5 million and used net cash of $63.9 million, respectively. In July 2022, we purchased interest bearing time deposits in the amount of $63.3 million. Upon maturity in July 2023, we obtained both the principal amount and the accrued interest.

Financing Activities

During the year ended December 31, 2023, our financing activities used net cash of $9 thousand. We purchased 3,561 shares of our common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand. During the year ended December 31, 2023, employees exercised stock options to purchase 1,250 shares of our common stock for approximately $5 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $200.0 million.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xbiotech Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Austin, Texas

March 15, 2024

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$200,023	$157,306
Interest bearing time deposits	-	60,172
Accrued interest receivable	860	1,216
Income tax receivable	75	548
Prepaid expenses and other current assets	760	601
Total current assets	201,718	219,843
Property and equipment, net	24,897	26,260
Total assets	$226,615	$246,103

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,516	$2,408
Accrued expenses	3,501	1,603
Income tax payable	83	55
Total current liabilities	6,100	4,066
Long-term liabilities:
Income tax payable	1,669	1,576
Deferred tax liability	-	59
Total liabilities	7,769	5,701

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,436,964 and 30,439,275 shares outstanding at December 31, 2023 and December 31, 2022, respectively	271,152	267,325
Accumulated other comprehensive income	-	826
Accumulated deficit	(52,306)	(27,749)
Total shareholders’ equity	218,846	240,402

Total liabilities and shareholders’ equity	$226,615	$246,103

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Manufacturing revenue	$-	$4,010
Total revenue	-	4,010
Cost of goods sold:
Manufacturing cost	-	651
Total cost of goods sold	-	651
Gross margin	-	3,359

Operating expenses:
Research and development	32,848	31,544
General and administrative	4,662	6,305
Total operating expenses	37,510	37,849
Loss from operations	(37,510)	(34,490)

Other income:
Interest income	10,421	3,823
Other income (expense)	883	(121)
Foreign exchange gain (loss)	1,893	(2,800)
Total other income	13,197	902
Loss before income taxes	(24,313)	(33,588)
Income tax (expense) benefit	(244)	688
Net loss	$(24,557)	$(32,900)
Net loss per share—basic	$(0.81)	$(1.08)
Shares used to compute basic net loss per share	30,438,459	30,439,275
Net loss per share—diluted	$(0.81)	$(1.08)
Shares used to compute diluted net loss per share	30,438,459	30,439,275

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(24,557)	$(32,900)
Realized comprehensive income	-	(1,567)
Foreign currency translation adjustment	(252)	422
Reclassification of deferred tax assets	(574)	-
Comprehensive loss	$(25,383)	$(34,045)

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated deficit)	Total
Balance at December 31, 2021	30,439	$262,263	$1,971	$5,151	$269,385
Net loss	-	-	-	(32,900)	(32,900)
Foreign currency translation adjustment	-	-	422	-	422
Realized comprehensive income	-	-	(1,567)	-	(1,567)
Share-based compensation expense	-	5,062	-	-	5,062
Balance at December 31, 2022	30,439	267,325	826	(27,749)	240,402
Net loss	-	-	-	(24,557)	(24,557)
Tender offer	(4)	(14)	-	-	(14)
Foreign currency translation adjustment	-	-	(252)	-	(252)
Reclassification of deferred tax assets	-	574	(574)	-	-
Issuance of common stock under stock option plan	1	5	-	-	5
Share-based compensation expense	-	3,262	-	-	3,262
Balance at December 31, 2023	30,436	$271,152	$-	$(52,306)	$218,846

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(24,557)	$(32,900)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,744	2,614
Foreign exchange (gain) loss	(1,893)	2,800
Share-based compensation expense	3,262	5,062
Changes in operating assets and liabilities:
Income tax receivable	473	8,556
Accrued interest receivable	356	(1,216)
Prepaid expenses and other current assets	(160)	334
Accounts payable	91	357
Accrued expenses	1,895	229
Income tax payable	123	155
Deferred tax liability	(59)	(815)
Net cash (used in) provided by operating activities	(18,725)	(14,824)

Investing activities
Purchase of property and equipment	(362)	(585)
Proceeds from maturity (purchases of) interest bearing time deposits	61,859	(63,307)
Net cash provided by (used in) investing activities	61,497	(63,892)

Financing activities
Cash paid in tender offer	(14)	-
Issuance of common stock under stock option plan	5	-
Net cash used in financing activities	(9)	-
Effect of foreign exchange rate on cash and cash equivalents	(46)	(961)

Net change in cash and cash equivalents	42,717	(79,677)
Cash and cash equivalents, beginning of year	157,306	236,983
Cash and cash equivalents, end of year	$200,023	$157,306
Supplemental Information:
Purchases of property and equipment in accounts payable	$19	$18

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Notes to Consolidated Financial Statements

1. Organization

XBiotech Inc. (“XBiotech” or the “Company”) was incorporated in Canada on March 22, 2005. The Company’s headquarters are located in Austin, Texas. XBiotech USA, Inc., a wholly-owned subsidiary of the Company, was incorporated in Delaware, United States in November 2007. XBiotech Germany GmbH, a wholly-owned subsidiary of the Company, was incorporated in Germany in January 2014. XBiotech Germany GmbH was dissolved in February 2023.

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments (the “Janssen Transaction”). On February 2, 2022, XBiotech announced an addendum to the 2019 Janssen Manufacturing Agreement. XBiotech continued to manufacture Bermekimab for use by Janssen in its clinical trials through November 2022. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, all patents acquired by Janssen relating to IL-1a would be asserted for the benefit of XBiotech to protect its future IL-1a related therapies in all non-dermatological indications. Consequently, XBiotech is pursuing the development of other True Human™ antibodies targeting IL-1a for areas of medicine outside of dermatology. The Company’s True Human™ antibody discovery technology has been used to identify new IL-1a targeting product candidates and has already brought one such candidate into a clinical studies in oncology and rheumatology; and another anti-IL-1a antibody into a Phase I study in neurology. While the Company previously was focused on a single True Human™ antibody targeting IL-1a, it is now developing more than one product candidate that targets IL-1a to be used in different areas of medicine.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $200.0 million at December 31, 2023, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at December 31, 2023 and 2022, the results of its operations and comprehensive loss for the years ended December 31, 2023, and 2022, and the cash flows for the years ended December 31, 2023, and 2022.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant federal, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company is in the process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements and disclosures.

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

The Company recognizes and measures uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties, if any, in income tax expense.

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

Share-based compensation expense recognized for the years ended December 31, 2023, and 2022 was included in the following line items on the consolidated statements of operations (in thousands).

	Year Ended December 31,
	2023	2022

Research and development	$2,797	$3,641
General and administrative	465	1,421
Total share-based compensation expense	$3,262	$5,062

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2023	2022

Weighted-average grant date fair value per share	$2.89	$4.92
Expected volatility	80%-82%	82%-83%
Risk-free interest rate	3.3%-4.6%	1.5%-4.1%
Expected life (in years)	5.38–6.25	5.38–6.25
Dividend yield	-	-

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German, and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

Interest Bearing Time Deposits

As of December 31, 2022, the Company held guaranteed investment certificates from a financial institution. The guaranteed investment certificates had a 12-month term at origination with interest payable at maturity. The Company obtained both the principal amount and accrued interest in July 2023 upon maturity.

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

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

●

Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

●

Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

At December 31, 2023 and 2022, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, interest bearing time deposits, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2023 and 2022, due to their short-term nature.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, leasehold improvements, vehicles and building are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated. The useful lives are as follows:

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2023.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (‘FASB”) issued Accounting Standards Update (“ASU” or “standard”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB issued several clarifying standard updates to clarify and improve the ASU. These ASUs significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model that will be based on an estimate of current expected credit loss (“CECL”). Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the consolidated financial statements.

3. Revenue

On February 2, 2022, the Company announced an addendum to the 2019 Janssen Manufacturing Agreement XBiotech continued to manufacture Bermekimab for use by Janssen in its clinical trials through November 2022. For the year ended December 31, 2022, the Company recorded $4.0 million of revenues, under the February 2022 agreement. The agreement was terminated in November 2022.

4. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer and office equipment	$279	$274
Furniture and fixtures	129	129
Land	1,418	1,418
Scientific equipment	16,367	16,059
Vehicle	112	112
Building	24,173	24,173
Mobile facility	189	189
Construction in process	469	401
Accumulated depreciation	(18,239)	(16,495)
	$24,897	$26,260

Depreciation expenses related to property and equipment amounted to approximately $1.7 million and $2.6 million, for the years ended December 31, 2023, and 2022, respectively. Construction in process is related to research and development and manufactory equipment. Depreciation expense is recorded to research and development and general and administrative expense line items on the Consolidated Statements of Operations (in thousands).

5. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2023, and 2022 (in thousands):

	2023	2022
Accrued compensation and related expenses	$562	$489
Accrued professional fees	52	117
Accrued clinical trial expenses	2,826	928
Other	61	69
	$3,501	$1,603

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

On June 20, 2023, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 3,561 shares of its common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand, excluding fees and expenses related to the tender offer. These shares represented an immaterial percent of the shares outstanding. The repurchased shares were retired and have been classified to reduce common stock in the accompanying consolidated balance sheet as of December 31, 2023.

During the year ended December 31, 2023, 1,250 shares of common stock were issued upon the exercise of stock options at a price of $3.84 per share for total proceeds of $4,800.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted- Average Exercise Price
Options outstanding at December 31, 2021	4,656,677	$2.71-$21.74	$10.68
Granted	152,600	3.65-11.25	7.07
Exercised	-	-	-
Forfeitures	(250,375)	3.27-21.74	12.31
Options outstanding at December 31, 2022	4,558,902	$2.71-$21.74	$10.47
Granted	809,600	3.38-6.04	4.12
Exercised	(1,250)	3.84	3.84
Forfeitures	(327,734)	3.84-19.09	10.43
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2023, and 2022, was $2.89 and $4.92, respectively. The total intrinsic value of options exercisable and total options outstanding at December 31, 2023 was $2.2 million and $4.1 million. The total intrinsic value of options exercisable and total options outstanding at December 31, 2022 was immaterial. The total fair value of options vested during the years ended December 31, 2023, and 2022 was $3.5 million, and $5.6 million, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	Year Ended December 31,
	2023		2022
	Shares	Weighted Average Granted Date Fair Value	Shares	Weighted Average Granted Date Fair Value
Nonvested at January 1,	429,950	8.25	1,131,458	8.59
Granted during the period	809,600	2.89	152,600	4.92
Vested during the period	(569,100)	6.17	(716,491)	7.86
Forfeited during the period	(98,025)	5.14	(137,617)	9.40
Nonvested at end of period	571,925	2.40	429,950	8.25

As of December 31, 2023, there was approximately $1.4 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.1 years. The weighted-average remaining contractual term of outstanding options as of December 31, 2023 is 5.39 years. Total exercisable stock options as of December 31, 2023 is 4.5 million. The weighted-average exercise price of options exercisable as of December 31, 2023 is $10.07 per share and the weighted-average remaining contractual term is 4.93 years.

8. Net Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2023, and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(24,557)	$(32,900)
Weighted-average number of common shares—basic	30,438,459	30,439,275
Net loss per share—basic	$(0.81)	$(1.08)
Weighted-average number of common shares—diluted	30,438,459	30,439,275
Net loss per share—diluted	$(0.81)	$(1.08)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because including them would have had an anti-dilutive effect due to the losses reported.

	Year Ended December 31,
	2023	2022
Stock options	5,039,518	4,558,902

9. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022
United States	$(27,144)	$(28,161)
Foreign	2,831	(5,427)
Total	$(24,313)	$(33,588)

The components of the provision for income taxes are as follows for the years ended December 31, 2023, and 2022 (in thousands):

Current	2023	2022
United States	$130	$457
Foreign	173	(329)
Total	303	128
Deferred
United States	-	-
Foreign	(59)	(816)
Total	(59)	(816)

Total income tax expense (benefit)	$244	$(688)

The provision for income taxes differs from the amount computed by applying the Canada statutory rate to pre-tax income as follows for the years ended December 31, 2023, and 2022:

	2023		2022

Income tax benefit computed at federal tax rate	27.0%		27.0%
Foreign operations	(5.4)%		(4.1)%
Change in valuation allowance	(26.1)%		(14.6)%
Tax credits generated	8.6%		3.5%
Prior year adjustments	(2.3)%		0.4%
Changes in uncertain tax positions	(0.4)%		(0.3)%
Foreign exchange gain and loss	2.1%		(1.6)%
Stock compensation	(2.4)%		(2.3)%
Non-deductible compensation	(6.8)%		(5.8)%
Foreign Liquidation	4.5%		0.0%
Other	0.3%		(0.2)%
Total	(1.0	) %	2.0%

The effective tax rate for the year ended December 31, 2023 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and a benefit may not be recognized. The effective tax rate for the year ended December 31, 2022 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and a benefit may not be recognized, a shift in income between jurisdictions related to certain transfer pricing adjustments which impacted the benefit associated with available loss carrybacks, and non-deductible compensation.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	2023	2022
Net operating loss carryforwards	$1,288	$-
Research and other credits	5,851	3,820
Stock based compensation	2,530	2,703
Capitalized research expenses	7,800	5,210
Share issuance costs	39	229
Accrued liabilities	696	294
Foreign exchange	-	687
Deferred tax assets before valuation allowance	18,204	12,994
Valuation allowance	(17,576)	(11,225)
Deferred tax assets	628	1,719

Depreciation	535	710
Prepaid assets	93	93
Uncollectible debts	-	975
Deferred tax liability	628	1,777
Net deferred tax asset (liability)	$-	$(59)

For the year ended December 31, 2023, the Company has a USA federal net operating loss carryforward of $6.2M which will carryforward indefinitely. The Company has $6.6M of USA federal research and development tax credits carryforwards which are presented in the financial statements net of $1.4M of related uncertain tax positions, which will begin to expire in 2037. In addition, the Company has $0.8M of Texas research and development tax credits carryforwards which are presented in the financial statements net of $0.2M of related uncertain tax positions, which will begin to expire in 2042. Also, after weighing all available and positive and negative evidence the Company determined a full valuation allowance for all jurisdictions was necessary.

For the year ended December 31, 2023, the Company has not recorded any outside basis difference deferreds given its intention to indefinitely reinvest earnings from its foreign operations. In addition, given the Company's estimated outside tax basis in its USA investment is in excess of book basis, there is no unrecognized deferred tax liability.

The Company is subject to income tax in multiple jurisdictions, including Canada, USA, and the state of Texas. The Company has Canadian, USA, and Texas income tax returns that are open to examination for the 2020, 2020, and 2019 tax years, respectively. In addition, the utilization of tax carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Balance as of January 1	$2,864	$2,389
Additions based on tax positions related to the current year	389	130
Additions for tax positions of prior years	260	346
Reductions for tax positions of prior years	(4)	-
Settlements & statute of limitations	(536)	-
Balance at December 31	$2,973	$2,864

The Company recognized interest and penalties related to unrecognized tax benefits of $93 thousand and $63 thousand as a component of income tax expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there are $1.7M and $1.6M, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. In addition, it is reasonably possible that approximately $0.1M of the unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations. No other positions are expected to significantly decrease within the next 12 months.

10. Subsequent Event

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman. The Loan provides $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. The Loan is secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals after the Loan is funded. At Mr. Simard’s election, the balance may be converted to XBiotech stock at any time the Loan balance is outstanding at a fixed conversion price equal to the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of this Agreement, which is $4.048 per share. The conversion feature is subject to a 19.9% cap limiting the number of shares that could be converted under the Agreement based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan also allows Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan is funded or upon certain other conditions set forth in the Loan. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.

11. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 2023 and 2022 is presented below (in thousands except per share data):

2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(7,145)	$(13,258)	$(8,520)	$(8,588)
Net loss	(3,816)	(8,742)	(7,364)	(4,635)
Net loss per share—basic and diluted	(0.13)	(0.29)	(0.24)	(0.15)

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations	$(7,845)	$(12,094)	$(6,389)	$(8,162)
Net loss	(5,395)	(11,644)	(12,658)	(3,203)
Net loss per share—basic and diluted	(0.18)	(0.38)	(0.42)	(0.10)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 28, 2024 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be held on June 23, 2024.

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

4.1

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2022)

10.1+

Executive Employment Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.2+

Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3

Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

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

10.8+	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9+	Form of Incentive Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.10+	Form of Nonqualified Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.11+	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.12+	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.13+*

Board Member Agreement, dated as of February 27, 2018, by and between XBiotech Inc. and Jan-Paul Waldin.(incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.14+*

Board Member Agreement, dated as of March 20, 2018, by and between XBiotech Inc. and Donald H. MacAdam.(incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.15+

Board Member Agreement, dated as of July 10, 2019, by and between XBiotech Inc. and Peter Libby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.16†

IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.17†

Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.18†

Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

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

32.1**	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XBiotech Inc. Clawback Policy

101*

The following financial statements from the XBiotech Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of shareholders’ equity; (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

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

ITEM 16.         FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2024.

XBIOTECH INC.,

/s/ JOHN SIMARD
Name: John Simard
Title: President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ JOHN SIMARD	March 15, 2024
John Simard, Chief Executive Officer (Principal Executive Officer) and Director

/s/ ANGELA HU	March 15, 2024
Angela Hu, Principal Financial Officer and Principal Accounting Officer

/s/ W. THORPE MCKENZIE	March 15, 2024
W. Thorpe McKenzie, Director

/s/ JAN-PAUL WALDIN	March 15, 2024
Jan-Paul Waldin, Director

/s/ DONALD MACADAM	March 15, 2024
Donald MacAdam, Director

/s/ PETER LIBBY	March 15, 2024
Peter Libby, Director