Form 10-K/A
period 2023-12-31
XBiotech Inc.
filed 2024-04-24
CIK 1626878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-37437

XBiotech Inc.
(Exact name of registrant as specified in its charter)

British Columbia , Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5217 Winnebago Ln, Austin,
TX
78744
(Address of principal executive offices)
(512)
386-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	XBIT	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation
S-T
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
As of March 15, 2024, 30,450,881 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 726	Auditor Name: Whitley Pann LLP	Auditor Location: Austin, Texas

XBiotech Inc.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form
10-K
for the year ended December 31, 2023 of XBiotech, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Form
10-K”).
The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form
10-K
to include information previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K
which permits the above-referenced Items to be incorporated in the Annual Report on Form
10-K
by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form
10-K
because we do not intend to file a definitive proxy statement within 120 days of December 31, 2023. Accordingly, Part III of the Original Form
10-K
is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form
10-K
is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form
10-K.
The reference on the cover page of the Original Form
10-K
to the incorporation by reference of our definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form
10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions held by each of our directors and executive officers for the fiscal year ended December 31, 2023.

Name	Age	Position Held With the Company
John Simard	62	Founder, President, Chief Executive Officer & Chairman

W. Thorpe McKenzie	76	Director

Jan-Paul Waldin, Esq.	75	Director

Donald H. MacAdam	77	Lead Director

Peter Libby, M.D.	77	Director

Dr. Sushma Shivaswamy, Ph.D.	46	Chief Scientific Officer

Angela Hu	41	Director of Finance

John Simard, Chairman of the Board, founded XBiotech Inc. in 2005 and has served as its President and Chief Executive Officer and Chairman of the Board since that time. Prior to XBiotech, he was founder and Chief Executive Officer of CTL ImmunoTherapies Corp., a developer of therapeutic vaccines to treat cancer and chronic infectious disease; he also founded AlleCure Corp., of Valencia, California, a developer of allergy treatments and immune modulating therapies. In 2001, AlleCure and CTL ImmunoTherapies merged to form MannKind Corp., where Mr. Simard served as Corporate Vice President and a board member. Mr. Simard holds a degree in Biochemistry from the University of Saskatchewan and attended graduate studies in Medical Biophysics/Immunology at the University of Toronto. He has over 240 issued and pending patents related to cancer therapy, therapeutic vaccines and therapeutic antibodies, as well as a substantial number of peer-reviewed scientific publications and the textbook “Immune Response Genes.”

Our Board of Directors believes that Mr. Simard’s qualifications to serve as a director include his extensive executive leadership experience, his role as founder of the company, his many years of service on our Board of Directors and as our Chief Executive Officer, and extensive knowledge of our company and industry.

Donald H. MacAdam has served on our Board of Directors since March 2018 and is the Lead Director. Mr. MacAdam is a technology executive with extensive public and private company experience. He was formerly a director of Hammond Power Solutions (TSE:HPS.A), CEO of MBVax Bioscience, director of CTL Immunotherapies, CEO of Tm Bioscience (TSE), president of CRS Robotics (TSE), and CEO of L. A. Varah Ltd. (TSE). He is the inventor under several patents and the author of four books: Startup to IPO, Spontaneous Regression Cancer and the Immune System, The Resonance Model, and The Reinvention of Coley’s Toxins.

Mr. MacAdam was selected to serve on our Board of Directors based on his extensive experience in the pharmaceutical industry and scientific knowledge. Mr. MacAdam brings to the board his core business and leadership skills as well as his public company director experience. Mr. MacAdam was elected to serve as Chairman of the Compensation Committee.

W. Thorpe McKenzie has served on our Board of Directors since February 2009. Mr. McKenzie served as Managing Director of Pointer Management Company, Chattanooga, Tennessee, since its inception in July 1990 until December 31, 2015, and as of January 1, 2016, serves as its Senior Advisor. Mr. McKenzie co-founded Pointer Management Company in July 1990 to invest in hedge funds and similar types of partnerships utilizing a fund of funds approach. From August 1982 until June 1990, he was a private investor in New York City, and a director of several public and private companies. From May 1980 until July 1982, he was founding general partner at TIGER, a global hedge fund. From May 1971 until January 1980, he was a Vice President of Kidder, Peabody & Co., Inc. in New York. Mr. McKenzie is a graduate of the University of North Carolina in Chapel Hill and the Wharton Graduate division of the University of Pennsylvania in Philadelphia.

Mr. McKenzie was selected to serve on our Board of Directors based on his experience with corporate financings and his role as an investor in XBiotech. His extensive financial background qualifies him to serve as Chairman of our Audit Committee and as our “audit committee financial expert.”

Jan-Paul Waldin, Esq. has served on our Board of Directors since February 2018. Mr. Waldin is a lawyer in Ontario, Canada and is a member of the Law Society of Upper Canada. He has been the principal of Waldin Barristers, a boutique civil litigation and advisory firm in Toronto, Canada, since January, 1981. Mr. Waldin practices trial and appellate advocacy principally in the area of complex corporate commercial litigation. He has acted as lead counsel in all levels of court in Ontario and Canada, including the Supreme Court of Canada, the Federal Court of Canada, the Ontario Court of Appeal, the Ontario Superior Court of Justice and before Canadian federal and provincial administrative tribunals. Mr. Waldin’s counsel and strategic advice is regularly sought by both publicly traded and closely held companies based in Canada, the European Union and the United States in connection with regulatory and administrative law matters, structuring shareholder relations and contentious corporate transactions. He has held directorships in private and multinational companies, principally in the manufacturing, aviation and pharmaceutical industries. A graduate of the University of Toronto and Osgoode Hall Law School, Mr. Waldin was called to the Ontario bar in 1976 and served his articles of clerkship under the late Mr. Justice Archie Campbell at the Policy Development Branch of the Ministry of the Attorney General for Ontario. He was Law Clerk to the Honourable Willard Z. Estey, then Chief Justice of the High Court of Justice of Ontario.

Mr. Waldin was selected to serve on our Board of Directors based on his knowledge and experience with publicly traded companies and corporate law, specifically in the pharmaceutical industry. Due to these qualifications, the Board has elected him to serve as Chairman of the Corporate Governance and Nominating Committee.

Peter Libby, M.D., has served on our Board of Directors since July 2019. Dr. Libby has been a cardiovascular medicine specialist at Brigham and Women’s Hospital (BWH) Since October 1990. He became a full professor in March 1996 and since December 1998 has been the Mallinckrodt Professor of Medicine at Harvard Medical School (HMS). Dr. Libby received his medical degree from the University of California, San Diego School of Medicine. He completed a residency in internal medicine and a fellowship in cardiovascular disease at Peter Bent Brigham Hospital (now BWH). He also completed a research fellowship in cellular physiology at HMS. Dr. Libby is board certified in internal medicine and cardiovascular disease. The author of over 500 original peer-reviewed publications, over 580 reviews, chapters and other publications, Dr. Libby also serves as an editor of the leading textbook of cardiovascular medicine. Dr. Libby’s clinical and research interests include vascular biology, atherosclerosis and preventive cardiology. The research laboratory that Dr. Libby directs studies the messengers created by the body that may produce arterial plaque and blockages, as well as normal and abnormal function of smooth muscle and endothelial cells. Dr. Libby is perennially named a top cardiologist. His research has received funding from the American Heart Association and National Institutes of Health. Dr. Libby has received research recognitions on four continents including the highest research awards from the American Heart Association and American College of Cardiology, the Gold Medal of the European Society of Cardiology, the Anitchkow award from the European Atherosclerosis Society, The Ernst Jung Gold Medal for Medicine, and the Earl Benditt award for vascular biology.

Mr. Libby was selected to serve on our Board based on his extensive knowledge and experience in cardiovascular medicine, a field in which he is regarded as one of the top key opinion leaders. He has also pioneered groundbreaking research, published in 2018, that demonstrates that a crucial mechanism behind heart attacks and stroke may involve inflammation of the type that is targeted by certain of the Company’s key drug discovery, development and commercialization activities.

Sushma Shivaswamy, Ph.D. was appointed as the Company’s Chief Scientific Officer in November 2017. As CSO Dr. Shivaswamy oversees all scientific and technical operations with respect to research and development and Good Manufacturing Practice production of antibody. Dr. Shivaswamy has been with the Company since 2009 also holding positions of Director of Research & Development (2011-2015) and Senior Scientist (2009-2011). Prior to joining XBiotech, Dr. Shivaswamy was a postdoctoral researcher at the Center for Systems and Synthetic Biology at the University of Texas at Austin. She has a Ph.D. degree in Molecular Biology from the Center for Cellular and Molecular Biology, India.

Angela Hu joined XBiotech in April 2015, initially serving as the Financial Controller before transitioning to the position of Director of Finance in February 2023. Ms. Hu holds a Bachelor degree in finance and has previous experience as a senior accountant at National Instruments and Honeywell prior to joining XBiotech.

Board of Directors

Our Board of Directors currently consists of five directors. The Company invites and encourages all directors and nominees for director to attend the annual meeting of shareholders.

Board Leadership Structure

Our Board of Directors is currently chaired by John Simard, our Chief Executive Officer. Donald H. MacAdam has been appointed as the Company’s independent lead director. Our Board of Directors believes that, given the perspective, experience, and expertise that Mr.

Simard brings as the founder of the Company, he is the most equipped individual to serve as both CEO and Chairman of the Board and his service in these capacities is appropriate and in the best interests of our Board of Directors, our company and our shareholders. Jan-Paul Waldin serves on our Board of Directors, is chairman of the corporate governance and nominating committee and a member of the audit committee and compensation committee. W. Thorpe McKenzie serves on our Board of Directors, is chairman of the audit committee and a member of the compensation committee and nominating and corporate governance committee. Donald MacAdam serves on our Board of Directors as lead director, is chairman of the compensation committee and a member of the audit committee and corporate governance and nominating committee.

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information in 2023 for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Jan-Paul Waldin	X		X		X	*
W. Thorpe McKenzie	X	*	X		X
Donald H. MacAdam	X		X	*	X
Peter Libby
Total meetings in 2023	4		1		1

*	Committee Chairperson

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee of our Board of Directors was established by our Board of Directors in February 2015 in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions. Our Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Audit Committee is currently composed of three directors: Mr. W. Thorpe McKenzie (Chair), Mr. Jan-Paul Waldin and Mr. Donald H. MacAdam. Our Board of Directors has adopted a written charter of the Audit Committee that is available to shareholders on the Company’s website at www.xbiotech.com. Our Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to audit committee members.

Our Board of Directors has determined that W. Thorpe McKenzie qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board of Directors has made a qualitative assessment of Mr. McKenzie’s level of knowledge and experience based on a number of factors, including being a graduate of the Wharton Graduate division of the University of Pennsylvania, followed by a career in the finance industry spanning several decades, including extensive executive experience overseeing the preparation of financial statements and related matters. The Board also has determined that each Audit Committee member is sufficiently proficient in reading and understanding the company’s financial statements to serve on the Audit Committee.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management of the Company and the independent auditor the audited financial statements for the fiscal year ended December 31, 2023. The Audit Committee has reviewed and discussed with the independent registered public accounting firm the matters required to be discussed and all communications required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors, and the Board subsequently approved the recommended, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the SEC.

THE AUDIT COMMITTEE

Mr. W. Thorpe McKenzie (Chair)

Mr. Jan-Paul Waldin

Mr. Donald MacAdam

Compensation Committee

The Compensation Committee was established by our Board of Directors in February 2015 and is currently composed of three directors: Mr. Donald MacAdam (Chair), Mr. W. Thorpe McKenzie and Mr. Jan-Paul Waldin. The Board of Directors reviews the NASDAQ listing standards definition of independence for Compensation Committee members on an annual basis and has determined that all members of the Company’s Compensation Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to compensation committee members, and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

Compensation Committee Processes and Procedures

The Compensation Committee meets at least twice annually and with greater frequency if necessary. Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers.

The charter of the Compensation Committee grants the Compensation Committee sole authority and right, at the expense of the Company, to retain or obtain the advice of legal counsel, compensation and other consultants, accountants, experts and advisers of its choice to assist the Committee in connection with its functions, including any studies or investigations, but only after conducting an independence assessment and taking into consideration all factors relevant to any adviser’s independence from management, including those specified in Rule 6505(d)(3) of the Nasdaq Rules and those set forth in SEC rules. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. During the past fiscal year, the Compensation Committee determined not to utilize a third party compensation consultant. Due to the Company’s current status as a smaller reporting company, it does not feel that the application of a compensation consultant is an efficient use of funds at the present time.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In 2017, the Board determined that for the sake of administrative convenience, it was desirable to delegate John Simard, the President, CEO and Chairman of the Board (the “Executive”), the authority to grant certain options pursuant to the terms of the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), subject to certain limitations including (i) without the prior written approval of the Board, Executive shall not in any one calendar year grant options to acquire more than 1,000,000 Shares in the aggregate or more than 100,000 options to any one individual, provided that options granted pursuant to any such written approval shall not be counted toward the foregoing thresholds; (ii) without the prior written approval of the Board, Executive shall not grant options to himself or to certain other executive officers; (iii) the exercise price for options granted by Executive shall be the closing price of the Shares on the date of grant and term of any such options shall not be greater than 10 years; and (iv) Executive shall make any and all option grants pursuant to the authority delegated by the Board and specify the material terms of such options and provide that such options will be subject to the terms and conditions of a stock option agreement to be prepared by the Company promptly following the date of grant. The purpose of this delegation of authority is to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee.

The Compensation Committee will make adjustments, if any, to annual compensation, bonus and equity awards and establish new performance guidelines at one or more meetings during 2024. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of three directors: Mr. Jan-Paul Waldin (Chair), Mr. W. Thorpe McKenzie and Mr. Donald MacAdam. All members of the Nominating and Corporate Governance Committee are independent as defined under NASDAQ listing standards. The Nominating and Corporate Governance Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

The Nominating and Corporate Governance Committee was established by the Board of Directors in February 2015 and is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and monitoring the Company’s adherence to its Code of Business Conduct and Ethics.

The Nominating and Corporate Governance Committee believes that candidates for director, both individually and collectively, should provide the integrity, experience, judgment, commitment (including having sufficient time to devote to the Company and level of participation), skills, diversity and expertise appropriate for the Company. In assessing the directors, both individually and collectively, the Nominating and Corporate Governance Committee may consider the current needs of the Board and the Company to maintain a balance of knowledge, experience and capability in various areas. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability on the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee will also consider candidates recommended by shareholders. In order to recommend a candidate for consideration, shareholders must follow the procedures described below under the heading “Advance Notice Provisions.”

The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

Advance Notice Provisions

Our Articles contain provisions known as “Advance Notice Provisions”, which provide that advance notice to the Company must be made and the procedures set out in the Articles must be followed for persons to be eligible for election to the Board of Directors. Nomination of persons for election to the Board of Directors may only be made at an annual meeting of shareholders or at a special meeting of shareholders called for any purpose, which includes the election of directors.

Among other things, the Advance Notice Provisions fix a deadline by which holders of record of common shares must submit director nominations to us prior to any annual or special meetings of shareholders and set forth the specific information that a shareholder must include in the written notice to the Company for an effective nomination to occur. No person will be eligible for election as a director of the Company unless nominated in accordance with the provisions of the Advance Notice Provisions.

In the case of an annual meeting of shareholders, notice to us must be made not less than 30 or more than 65 days prior to the date of the annual meeting; provided, however, that if the annual meeting is to be held on a date that is less than 50 days after the date on which the first public announcement of the date of the annual meeting was made, notice may be made not later than the close of business on the 10th day following such public announcement. In the case of a special meeting of shareholders (which is not also an annual meeting), notice to us must be made not later than the close of business on the 15th day following the day on which the first public announcement of the date of the special meeting was made.

The Board of Directors may, in its sole discretion, waive any requirement of the Advance Notice Provisions.

Meetings of the Board of Directors

The Board of Directors met four times during 2023, the Company’s last fiscal year. All directors who served in 2023 attended all of the meetings of the Board and of the committees on which they served.

Communications With the Board of Directors

The Company’s Board has adopted a formal process by which shareholders and other interested parties may communicate with the Board or any of its directors. Shareholders and other interested parties who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of XBiotech Inc. at 5217 Winnebago Lane 100 Austin, TX 78744. Each communication must set forth the name and address of the interested party or the Company shareholder on whose behalf the communication is sent and the number of Company shares that are owned beneficially by such shareholder as of the date of the communication. Each communication will be reviewed by the Company’s Secretary to determine whether it is appropriate for presentation to the Board or relevant directors. Communications determined by the Company’s Secretary to be appropriate for presentation to the Board or any relevant directors are submitted to the Board or relevant directors on a periodic basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on the Company’s website at www.xbiotech.com under the Corporate Governance section of our Investor Relations page. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or grants any waiver from a provision of the Code of Business Conduct and Ethics to any of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the Company will promptly disclose the nature of the amendment or waiver on its website.

Employee, Officer and Director Hedging and Pledging

The Company has adopted an Insider Trading Policy that applies to all directors, officers and employees. The Insider Trading Policy provides that the Company’s directors, executive officers and their respective family members and others in their households (1) may not enter into hedging or monetization transactions or similar arrangements with respect to Company securities and (2) may not hold Company securities in a margin account or pledge Company securities as collateral for a loan. The Company does not have any practices or policies regarding the ability of employees other than officers to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s common stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the reports filed electronically with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended December 31, 2023 and December 31, 2022, compensation awarded to, paid to, or earned by, our principal executive officer and our two other executive officers (the “Named Executive Officers”) listed below:

•	John Simard, Founder, President, Chief Executive Officer & Chairman;

•	Sushma Shivaswamy, Ph.D., Chief Scientific Officer; and

•	Angela Hu, Director of Finance

Summary Compensation Table for Fiscal Years 2023 and 2022

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Bonus($)(2)	All Other Compensation($)(3)	Total ($)
John Simard, President & Chief Executive Officer	2023	1,065,440	—	4,480,000	11,041	5,556,481
	2022	881,440	—	3,780,000	9,494	4,670,934
Sushma Shivaswamy, Ph.D. Chief Scientific Officer	2023	445,190	270,509	—	4,800	720,499
	2022	376,440	—	—	4,800	381,240
Angela Hu, Director of Finance	2023	193,333	81,153	—	4,800	279,286

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2023 and 2022, as applicable, computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)

Amounts shown represent performance bonuses earned for 2023 and 2022. Mr. Simard was granted a cash bonus of $4,480,000 in 2023 and $3,780,000 in 2022, which was paid in the second quarter of 2023 and 2022, respectively.

(3)

Amounts shown represent premiums for health and life insurance as well as short and long-term disability insurance paid by us on behalf of the Named Executive Officers. All of these benefits are provided to the Named Executive Officers on the same terms as provided to all of our regular full-time employees in the United States.

Employment Agreements with Named Executive Officers

All of our Named Executive Officers have or had employment agreements and/or offer letters with us that provide that their employment is at will and may be terminated at any time by the executive or by us with or without cause and without notice. The employment agreements provide for certain base salary, target bonus and severance payments to our Named Executive Officers as follows:

Employment Agreement with John Simard. We entered into an employment agreement and change of control agreement with John Simard, our Chief Executive Officer and President on March 22, 2005. The employment agreement is for an indefinite term. Mr. Simard’s current annual base salary is $960,000 per year, and he is eligible for an annual incentive cash payment of up to 35% of his base salary, subject to the achievement of short-term and long-term business performance objectives as well as personal performance objectives, as established from time to time by the board or compensation committee. The employment agreement contains customary non-competition and non-solicitation provisions which apply for a period of six months after Mr. Simard’s employment is terminated for any reason. In addition, Mr. Simard agrees that all intellectual property developed by him during the term of his employment agreement shall be our property. If Mr. Simard is terminated without cause, if he resigns for good reason or if there is a change in control, he is entitled to certain severance benefits. Mr. Simard may voluntarily resign for any reason by providing us with three months prior notice. We may elect to waive all or a portion of such notice by paying to Mr. Simard his base salary that he would have earned if he had remained employed by us for the full duration of such notice period. If Mr. Simard terminates his employment within 12 months after a “change of control” for “good reason” or if he is terminated without cause, we will make a lump sum payment to him equal to twelve month of his base salary, plus other sum owed to him for arrears of salary, vacation pay and, if awarded, his performance bonus, subject to his prior resignation as a director. Additionally, if Mr. Simard terminates his employment within 12 months after a change of control or for good reason, all unvested stock options held by him will immediately vest on such termination and will survive and be exercisable by Mr. Simard, along with his vested options, in accordance with the terms of the option agreements. To the extent permitted by applicable law, we will provide health, medical, dental and other insurance benefits to Mr. Simard for a period of one year after his termination date.

Offer Letters with Other Named Executive Officers. There are no employment agreements for Dr. Shivaswamy or Ms. Hu. We entered into an offer letter with Dr. Shivaswamy upon her hiring, which originally provided that she was paid an annual base salary of $70,000 per year as well as granted stock options. Dr. Shivaswamy’s current base salary is $450,000 and from time to time she receives option grants as approved by the Board of Directors or Compensation Committee. We entered into a written employment arrangement with Ms. Hu, pursuant to which she received a base salary of USD$200,000 and from time to time she receives option grants as approved by the Board of Directors or Compensation Committee.

None of the Named Executive Officers’ employment agreements or offer letters provide for the gross up of any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). If any of the payments under the employment agreements or offer letters would constitute a “parachute payment” within the meaning of Section 280G of the Code, subject to the excise tax imposed by Section 4999 of the Code, the employment agreements and offer letters provide for a best-after tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in the executive officer’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, Mr. Simard is eligible to receive severance and change in control benefits under the terms of his employment agreement described above under “Employment Agreements with Named Executive Officers.” Additionally, stock options granted to our Named Executive Officers are subject to the change in control provisions set forth in the 2005 Plan and the 2015 Plan, as applicable, and as further described below under “Equity Compensation Plans and Other Benefit Plans.”

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers. As of December 31, 2023, none of the Company’s Named Executive Officers held any performance-based equity incentive awards or stock awards.

Outstanding Equity Awards at December 31, 2023

Option Awards

Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Simard	03/31/2014	(1)	500,000		$10.00	3/31/24
	03/31/2016	(2)	48,125		$9.45	3/30/26
	06/19/2017	(3)	61,516		$4.24	6/19/27
	06/19/2018	(4)	110,740		$4.44	6/18/28
	06/27/2019	(5)	150,000		$7.45	6/26/29
	12/06/2019	(6)	500,000		$11.12	12/5/29
Sushma Shivaswamy	11/05/2014	(7)	30,000		$15.00	11/05/2024
	6/19/2017	(8)	50,000		$4.24	06/19/2027
	11/20/2017	(9)	150,000		$4.13	11/19/2027
	01/04/2019	(10)	15,000		$5.26	01/03/2029
	11/06/2019	(11)	100,000		$10.36	11/05/2029
	11/19/2021	(12)	100,000		$12.67	11/18/2031
	02/10/2023	(13)	25,000	75,000	$3.84	02/09/2033
Angela Hu	04/01/2015	(14)	4,500		$19.00	04/01/2025
	01/04/2019	(15)	5,000		$5.26	01/03/2029
	11/06/2019	(16)	10,000		$10.36	11/05/2029
	11/19/2021	(17)	10,000		$12.64	11/18/2031
	02/10/2023	(18)	7,500	22,500	$3.84	02/09/2033

(1)	Fully vested as of July 31, 2016. Expired in accordance to its terms as of March 31, 2024.

(2)	Fully vested as of March 31, 2019.

(3)	Fully vested as of June 19, 2020.

(4)	Fully vested as of June 19, 2021.

(5)	Fully vested as of June 27, 2022.

(6)	Fully vested as of December 6, 2020.

(7)	Fully vested as of November 5, 2016.

(8)	Fully vested as of June 19, 2020.

(9)	Fully vested as of November 20, 2020.

(10)	Fully vested as of January 4, 2021.

(11)	Fully vested as of November 6, 2022.

(12)	Fully vested as of November 19, 2023.

(13)	The options vest at the rate of one-fourth of the total number of shares subject to the option over two years with the initial vesting event on August 10, 2023.
(14)	Fully vested as of April 1, 2019.
(15)	Fully vested as of January 4, 2021.

(16)	Fully vested as of November 06, 2022.

(17)	Fully vested as of November 19, 2023.

(18)	The options vest at the rate of one-fourth of the total number of shares subject to the option over two years with the initial vesting event on August 10, 2023.

Processes and Procedures for Compensation Decisions

Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation and, in its discretion, may award cash bonus payments in addition to the incentive cash payments set forth in the Chief Executive Officer’s employment agreement. In determining the Chief Executive Officer’s compensation, our compensation committee has discretion to consider any factors it deems important, including but not limited to our Chief Executive Officer’s performance and the performance of the Company. In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers.

In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers, including the directors. The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee currently consists of Donald MacAdam (Chair), W. Thorpe McKenzie, and Jan-Paul Waldin. No member of the Compensation Committee has ever been an officer or employee of ours and no member is party to a related party transaction with us. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

CEO Pay Ratio Performance

Item 402(u) of the SEC’s Regulation S-K requires disclosure of the ratio of the annual total compensation of the Company’s CEO to the Company’s median employee’s annual total compensation. The ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u).

Methodology and Determined Ratio

The pay ratio disclosure rule permits companies to identify the median employee only once every three years, provided that there has not been a change in employee population or employee compensation arrangements that would significantly change the pay ratio disclosure. However, the total compensation amounts for both the median employee and the CEO to calculate the CEO pay ratio are required to be updated and disclosed on an annual basis.

In 2023, we determined the median employee by analyzing base salary and wages (including overtime, stock option, etc.) for all active employees (annualized based on full-time or part-time hourly or salaried status for 2020 if employed for less than the full year) in and outside the United States as of December 31, 2023. We calculated the median employee’s total compensation for 2023 in accordance with the rules applicable to disclosure of compensation in the summary compensation table. The total compensation of the median employee based on this methodology and criteria for 2023 was $100,548.

Mr. Simard’s total compensation for 2023, as reported in the Summary Compensation Table, was $5,556,481. Therefore, the annual CEO total compensation was approximately 55 times that of the median annual total compensation of all other employees in 2023.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our company.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”)(4)	Net Income (Loss) (millions)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	5,556,481	5,556,481	499,893	324,062	13.96	(24.56)
2022	4,670,934	4,670,934	356,748	356,748	(68.64)	(32.90)
2021	7,785,554	7,785,554	1,119,996	529,317	(12.91)	(17.41)

(1)

The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Simard (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

(2)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Simard) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Simard) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023 Dr. Shivaswamy and Ms. Hu and for 2022, Dr. Shivaswamy and Ms. Han.

(3)

The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Simard), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Mr. Simard) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Simard) for each year to determine the compensation actually paid:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2023	499,893	(175,831)	324,062
2022	356,748	—	356,748
2021	1,119,996	(590,679)	529,317

(4)

Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period.

(5)	The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

We generally seek to incentivize long-term performance, and therefore do not specifically align our performance measures with “compensation actually paid” (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table.

Compensation Actually Paid and Net Income (Loss)

Our business model includes discovery and development of drug candidates for potential sale prior to marketing authorization. Revenues are thus periodic (However, during the current reporting there was ongoing revenue associated with Janssen agreement related to our sale of bermekimab in 2019.). Our company has historically looked to value creation of is pipeline of assets rather than to net income (loss) as a performance measure for our executive compensation program. In 2023 and 2022, our net loss increased due to declining revenues from the winding down of manufacturing commitments with the Janssen agreement. Compensation paid for both our principal executive officer and non-PEO named executive officers increased between 2023 and 2022.

Compensation Actually Paid and Cumulative TSR

The compensation actually paid to Mr. Simard and the average amount of compensation actually paid to our named executive officers as a group (excluding Mr. Simard) during the periods presented are related to performance measures with respect to the potential transactional value and market potential with our pipeline of drug candidates. To align executive compensation with performance, we employ several measures, but they are generally not financial performance measures, such as TSR. For compensation we consider both stock options and cash awards as an essential part of our executive incentive and retention program. Stock options only generate value if the market price of our common stock increases and the executive officer remains employed with us during the vesting period and align our executive officers’ interests with those of our stockholders. Cash bonus provides strong incentive and retention value and is generally less costly to the Company in the long term than stock based compensation.

Director Compensation

We compensate non-employee members of the Board of Directors through both cash fees and annual equity grants under our 2015 Plan, which grants are made at the fair market value of our common stock at the time of grant. Directors who are also employees do not receive cash or equity compensation in addition to compensation they receive for their service as our employees. Both non-employee and employee members of the Board of Directors are reimbursed as necessary for travel, lodging and other reasonable expenses incurred while attending Board of Directors or committee meetings.

The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of all non-employee directors of the Company. Because John Simard serves as Chief Executive Officer of XBiotech Inc., he does not receive compensation for his services as Chairman of the Board.

Director Compensation for Fiscal Year 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
W. Thorpe McKenzie	87,000	103,938	—	190,938
Jan-Paul Waldin	93,000	103,938	—	196,938
Peter Libby	60,000	103,938	—	163,938
Donald H. MacAdam	84,000	103,938	—	187,938

(1)

Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2023 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

Pursuant to the terms of their Board Member Agreements or other agreements with the Company. McKenzie, MacAdam, Waldin, and Libby were each granted 25,000 nonstatutory stock options under the Company’s 2015 Equity Incentive Plan, which options were granted at the closing sales price per share of the Company’s Common Stock on the date of issuance. All such options vest in two equal portions at six months and one year from the Grant Date and expire ten years from the Grant Date.

(3)	The aggregate number of outstanding options held by McKenzie, MacAdam, Waldin, and Libby as of December 31, 2023 was 267,500, 140,000, 150,000 and 87,500, respectively.

Compensation Committee Report

The compensation committee has reviewed and discussed the section titled “Executive Compensation” with management. Based on such review and discussion, the compensation committee has recommended to the Board of Directors that the section titled “Executive Compensation” be included in this Amendment.

Respectfully submitted by the members of the compensation committee of the Board of Directors:

Donald MacAdam (Chair)

W. Thorpe McKenzie

Jan-Paul Waldin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 15, 2024 by (i) each of our directors; (ii) each of our Named Executive Officers as defined above under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our outstanding common stock and (iv) all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 14, 2024, which is 60 days after March 15, 2024.

Beneficial Owner	Number of Shares	Percent of Total
Name and address of Greater than 5% Shareholders
Thomas Gut (1) Lindenberg Family Office Ltd. Laternengasse 5 8001 Zurich, Switzerland	3,914,111	12.9%
Named Executive Officers and Directors (2)
John Simard (3)	6,615,375	19.9%
Jan-Paul Waldin	350,243	1.1%
W. Thorpe McKenzie (4)	2,971,259	9.7%
Donald MacAdam	150,000	*
Peter Libby	112,500	*
Sushma Shivaswamy	495,000	1.6%
Angela Hu	70,000	*
All named executive officers and directors as a group (7 persons) (5)	10,764,377	33.1%

*	Less than one percent.
(1)	Based on information set forth in a Form 13/G filed with the SEC on February 7, 2024.
(2)

These figures include shares of common stock underlying stock options held by our Chief Executive Officer and directors that are immediately exercisable or scheduled to become immediately exercisable within 60 days of March 15, 2024. Underlying stock options include the following amounts: John Simard – 1,370,381; Jan-Paul Waldin – 150,000; Thorpe McKenzie- 267,500; Donald MacAdam -140,000; Peter Libby—87,500; Sushma Shivaswamy—495,000 and Angela Hu—44,500.

(3)

Includes 1,421,828 shares of common stock issuable upon conversion of a convertible loan provided by Mr. Simard to the Issuer under a convertible loan agreement between Mr. Simard and the Issuer dated January 3, 2024 (the “Loan Agreement”). At Mr. Simard’s election, the balance may be converted to the common stock at any time the loan balance is outstanding at a fixed conversion price equal to the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Loan Agreement, which was $4.048 per share, subject to a 19.9% cap limiting the number of shares that could be converted under the Loan Agreement based on Mr. Simard’s total stock ownership in the Company at the time of conversion. This amount of 1,421,828 shares is calculated based on the formula to cap Mr. Simard’s total stock ownership in the Company not to exceed 19.9% of the Company’s issued and outstanding common stock on the date such loan conversion is consummated.

(4)	Includes 66,748 shares held by the McKenzie Foundation, 31,864 shares held by Mr. McKenzie’s spouse and 7,676 shares held in a Trust for Mr. McKenzie’s stepchildren.
(5)

Includes 2,554,881 shares of common stock underlying stock options held by our executive officers and directors (7 persons total) that are immediately exercisable or are scheduled to become exercisable within 60 days of March 15, 2023 and 1,421,828 shares of common stock issuable to Mr. Simard upon the Loan Agreement.

Equity Compensation Plans and Other Benefits Plans

2005 Incentive Stock Option Plan.

Our Board of Directors adopted and our shareholders approved the 2005 Plan on November 11, 2005 for eligible employees, directors and consultants. Our Board of Directors administers the 2005 Plan including, without limitation, the selection of recipients of stock options under the 2005 Plan, the grant of stock options, the determination of the terms and conditions of any such options, the interpretation of the 2005 Plan and any other action they deem appropriate in connection with the administration of the 2005 Plan. The exercise price of the incentive stock options must equal at least 100% of the fair market value of our common stock on the date of grant, as determined by the Board of Directors, in its sole discretion, provided that such price may not be less than the lowest price permitted under the applicable rules and regulations of all regulatory authorities to which XBiotech is subject, including the stock exchange on which XBiotech’s shares are listed. The term of the options is at the discretion of the Board of Directors, but may not exceed ten years from the grant date. The options expire on the earlier of the expiration date or the date three months following the day on which the participant ceases to be a director, officer or employee of, or consultant to, XBiotech, or in the event of the termination of the participant with cause, the date of such termination, and in all cases, is subject to extension at the discretion of the Board of Directors. All options are nontransferable and may be exercised only by the participant, or in the event of the death of the participant, a legal representative until the earlier of the options’ expiry date of the first anniversary of the participants’ death or such other date as may be specified by the Board of Directors. Pursuant to the terms of the 2005 Plan, the 2005 Plan automatically terminated on the tenth anniversary of its effective date, namely, November 11, 2015. Following this expiry, no additional awards have been or will be granted under the 2005 Plan. However, all stock options granted under the 2005 Plan prior to the initial public offering continue to be governed by the terms of the 2005 Plan.

2015 Equity Incentive Plan.

The 2015 Plan was adopted by the Board of Directors on April 1, 2015, and approved by the Company’s shareholders on March 13, 2015. The 2015 Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 because it is not an “employee benefit plan” as defined in that Act. The 2015 Plan is not a pension, profit-sharing or stock bonus plan within the meaning of Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the 2015 Plan is to promote the interests of the Company by (i) providing directors, officers, employees and consultants of the Company or any of its subsidiaries or other persons as the Board may approve (“Eligible Persons”) with greater incentive to further develop and promote the business and financial success of the Company; (ii) aligning the interests of participants with those of Company shareholders and (iii) assisting the Company in attracting, retaining and motivating its directors, officers and employees. The 2015 Plan became effective March 13, 2015 and will continue in effect for a term of ten years from the date adopted by the Board, unless terminated earlier by the Board. Upon adoption, the 2015 Plan initially had 1,000,000 common shares of the Company available for issuance under the 2015 Plan. On May 13, 2016, the Board adopted an amendment to the 2015 Plan that increased the number of shares reserved for issuance thereunder to 4,000,000, which amendment was approved by the shareholders on June 20, 2016. On December 18, 2019, the Board of Directors adopted a second amendment to the 2015 Plan to increase the number of common shares that may be awarded under the plan by an additional 2,500,000 shares, which amendment was approved by the shareholders on June 26, 2020. On April 27, 2020, the Board of Directors adopted a third amendment to the 2015 Plan to increase the number of common shares that may be awarded under the plan by an additional 1,500,000 shares, which amendment was approved by the shareholders on June 26, 2020. If any award (or portion thereof) expires or terminates without having been exercised in full or is forfeited to or repurchased by the Company, the number of Common Shares subject to such award will again be available for issuance under the

2015 Plan. Common Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant under the 2015 Plan. To the extent an award under the 2015 Plan is paid out in cash rather than Common Shares, such cash payment will not result in a reduction in the number of Common Shares available for issuance under the 2015 Plan.

Adjustments. In the event that any dividend or other distribution (whether in the form of cash, Common Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Common Shares occurs, the Board, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2015 Plan, will adjust the number and class of Common Shares that may be delivered under the 2015 Plan and/or the number, class, and price of Common Shares covered by each outstanding award.

Administration. The 2015 Plan is administered by the Board, which pursuant to the terms of such Plan has delegated certain of its administrative authority and functions to the Company’s compensation committee. The Board has also delegated the authority to grant options (subject to certain limitations) to the Company’s chief executive officer, who is deemed to constitute a committee under the terms of the 2015 Plan. The Board has retained the authority to concurrently administer the 2015 Plan with any committee and may, at any time, reassume some or all of the powers previously delegated. The Board of Directors has the authority to determine all questions arising out of the 2015 Plan and any award granted pursuant to the 2015 Plan, which interpretations and determinations will be conclusive and binding on the Company and all other affected persons.

To the extent that the Board determines it to be desirable to qualify awards granted hereunder as “performance-based compensation” within the meaning of Section 162(m) of the Code, the 2015 Plan will be administered by a Committee of two or more “outside directors” within the meaning of Section 162(m) of the Code.

Recoupment. All awards granted under the 2015 Plan shall be subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any stock exchange on which the Company’s securities are listed or as is otherwise required by other applicable law. In addition, an Award Agreement may contain such other clawback, recovery or recoupment provisions as the Board determines necessary or appropriate, including but not limited to a reacquisition right in respect of previously acquired Common Shares.

Limitations on Transfer. Unless the Board expressly provides otherwise in the Award Agreement, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant.

Merger or Change in Control. In the event of a merger or change of control, as defined in the 2015 Plan, an outstanding award may, at the determination of the Board (i) be assumed or substantially equivalent award substituted by the acquiring or succeeding corporation; (ii) be terminated upon or immediately prior to the merger or change of control (with or without payment or receipt of any consideration); (iii) vest and become exercisable, realizable or payable, or applicable restrictions lapse prior to or upon consummation of the merger or change of control; or (iv) any combination of the foregoing. If a successor corporation does not assume or provide a substitute for an outstanding award, such award shall fully vest and the participant shall have the right to exercise all of his or her outstanding Options and SARs and all restrictions on Restricted Share Awards and RSU Awards will lapse, and, with respect to awards subject to performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Suspension, Termination or Amendment. Subject to any limitations imposed by the 2015 Plan, the Board has the right at any time and from time to time to suspend, amend or terminate the 2015 Plan in any manner without consent or approval from participants or shareholders. No such suspension, amendment or termination shall materially prejudice the rights of any participant under any outstanding award without the participant’s consent. The full powers of the Board as provided for in the 2015 Plan will survive the termination of the 2015 Plan until all awards have been exercised or settled in full or have otherwise expired.

Stock Options. Options under the 2015 Plan can take the form of both incentive stock options (“ISOs”), under which favorable tax treatment will be afforded the holder if certain conditions are met, and options not intended to qualify as ISOs (“NQSOs”). The exercise price under both ISOs and NQSOs shall be at least 100% (or 110% in the case of an ISO granted to a participant who owns 10% or more of the total voting power of all classes of the Company’s shares) of the fair market value of the Common Share on the date of grant. An option does not convey any rights of a shareholder to the participant until the underlying shares have been issued. Only Eligible Persons who are employees of the Company or its parent or subsidiaries may be granted ISOs.

The Board may impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate. Each Award Agreement will provide that the Option granted thereunder may be exercised by notice signed by the participant and accompanied by full payment for the Common Shares being purchased or by other means, including without limitation electronic means via on-line arrangements, as the Board may from time to time approve and allow. Acceptable form of consideration for payment of the exercise price may include: (i) cash or check (ii) tendering to the Company Common Shares already owned by the participant, and registered in his or her name, having a fair market value equal to the option price, (iii) a broker-assisted cashless exercise arrangement; (iv) net exercise; (v) such other consideration and method of payment permissible under applicable law; or (vi) by any combination of any of the foregoing payment methods.

Except as otherwise specified in the Award Agreement, (i) an option will remain exercisable for 90 days after the date the participant ceases to be an Eligible Person due to his or her termination without cause or resignation (or 180 days in the case of the participant’s retirement); (ii) if a participant ceases to be an Eligible Person due a termination of employment or service on account of disability, the option may be exercised by the participant or a representative within 365 days after such termination; (iii) in the event of death of the participant while an Eligible Person or within 90 days after ceasing to be an Eligible Person, the option shall be exercisable within 365 days after the date of the participant’s death; and (iv) an option shall immediately terminate and cease to be exercisable upon a participant’s termination for cause. However, in no event may an option be exercised more than ten years (five years in the case of a participant who owns Common Shares possessing more than 10% of the total combined voting power of class of shares of the Company) after the grant date or after the expiration of the option.

Stock Appreciation Rights. Awards under the 2015 Plan may also be in the form of stock appreciation rights (“SARs”), which are generally intended to give a participant the right to receive the difference between the fair market value per Common Share on the date of exercise over the exercise price, subject to the terms, conditions and vesting requirements imposed by the Board and set forth in the Award Agreement evidencing the SAR award. The exercise under each SAR will be determined by the Board by reference to the fair market price(s) of the Common Shares on the primary Stock Exchange for which most trading of the Common Shares occurs, generally by reference to the closing market price of the Common Shares, provided that such price may not be less than 100% of the Fair Market Value Price per Common Share on the date of grant. To exercise a SAR, the participant must provide written notice of exercise to the Company in compliance with the provisions of the Award Agreement. No SAR shall be exercisable after the expiration of ten years from the date of its grant or such shorter period specified in the Award Agreement. The appreciation distribution in respect of a SAR shall be paid in Common Shares, in cash, in any combination of the two or in any other form of consideration, as determined by the Board and set forth in the Award Agreement.

Restricted Share Awards. The Board may grant Common Shares which are subject to restrictions on transferability as established by the Board and set forth in the Award Agreement evidencing such Restricted Share Award. A Restricted Share Award may be awarded in consideration for (i) cash, check, bank draft or money order payable to the Company; (ii) past services actually rendered to the Company or an Affiliate; or (iii) any other form of legal consideration that may be acceptable to the Board, in its sole discretion, and permissible under applicable law. Common Shares subject to a Restricted Share Award may be subject to forfeiture to or repurchase by the Company in accordance with a vesting schedule or other restrictions to be determined by the Board as specified in the Award Agreement. The Board, in its discretion, may accelerate the time at which any vesting conditions or other restrictions will lapse or be removed. Except as otherwise provided in the Award Agreement, a participant holding a Restricted Share Award may exercise full voting rights and be entitled to receive all dividends and distributions paid with respect to such Common Shares prior to the vesting of the award. If any such dividends or distributions are paid in Common Shares, the Common Shares will be subject to the same restrictions on transferability and forfeitability as the Common Shares subject to the Restricted Share Award with respect to which they were paid. Except as otherwise provided in the 2015 Plan, Common Shares subject to the Restricted Share Award will be held in escrow and released after such Common Shares vest or the restrictions lapse or at such other time as determined by the Board.

Restricted Share Unit Awards. Awards under the 2015 Plan may be in the form of a Restricted Share Unit (RSU) Award, which represent the right to receive Common Shares (or its cash equivalent or combination thereof) at a designated time in the future, subject to participant’s satisfaction of the restrictions and conditions to vesting established by the Board and set forth in the Award Agreement evidencing the RSU Award. At the time of grant of a RSU Award, the Board will determine the consideration, if any, to be paid by the participant upon delivery of each Common Share subject to the RSU Award. The consideration to be paid (if any) by the participant for each Common Share subject to a Restricted Share Unit Award may be paid in any form of legal consideration that may be acceptable to the Board of Directors in its sole discretion and permissible under applicable law. A participant may be credited with dividend equivalents, which at the discretion of the Board, may be converted into additional common shares covered by the RSU Award. Since RSUs are not actual ownership interests in the underlying Common Shares, a participant holding an RSU Award is not entitled to voting, dividend or other shareholder rights unless or until the RSUs vest and the Common Shares thereunder are transferred to the participant. Except as otherwise provided in the Award Agreement, the RSU Award (or vested portion thereof) shall be settled upon the participant’s satisfaction of the applicable vesting criteria.

Performance Share Awards. The Board shall determine the terms and conditions applicable to a Performance Share Award, including the performance period, the performance objectives or other vesting provisions (including, without limitation, continued status as an Eligible Person). Performance objectives may be based upon the achievement of Company-wide, divisional, business unit or individual goals. After the applicable performance period has ended, a participant will be entitled to receive a payout of the number of Common Shares subject to the Performance Share Award earned over the performance period, to be determined as a function of the extent to which the corresponding performance objectives or other vesting provisions have been achieved. The Board, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such Common Shares subject to the Performance Share Award. A vested Performance Share Award may be settled in Common Shares, its cash equivalent, or in any combination thereof, as determined by the Board and contained in the Award Agreement.

401(k) Plan

All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $22,500 in 2023 (additional salary deferrals not to exceed $7,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2005 Incentive Stock Option Plan	821,333	(1)	$11.93	—	(2)
2015 Equity Incentive Plan	4,218,185	(1)	$8.98	2,120,801
Equity compensation plans not approved by shareholders:
None

(1)	All shares issuable upon exercise of options.
(2)	The 2005 Incentive Stock Option Plan expired in November 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Parties

Policies and Procedures for Related Party Transactions. As set forth in our audit committee charter, our audit committee is responsible for reviewing and approving, in accordance with the Company’s Related Party Transaction Policy, any proposed transaction between the Company and any related party as defined by applicable law, the SEC rules and the Nasdaq Rules, which consist of all transactions and series of similar transactions to which we were a party or will be a party and in which any of our directors, executive officers and holders of more than 5% of our voting securities and their respective affiliates has a direct or indirect material interest. As used in this section, the terms “related person” and “transaction” have the meanings set forth in Item 404(a) of Regulation S-K under the Securities Act. In the course of its review and approval of transactions with related persons, the audit committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and the type of the transaction;

•	the importance of the transaction to the related person and to XBiotech;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our shareholders; and

•	any other matters the audit committee deems appropriate.

Any member of the audit committee who is a related person with respect to a transaction under review will not be able to participate in the discussions or vote on the approval or ratification of the transaction, other than to provide all material information regarding the transaction, including information regarding the extent of the member’s interest in the transaction, to the audit committee. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Any material changes to the terms of, or any renewal of, any of these transactions will also require the same approval. If a related party transaction will be ongoing, the audit committee may establish guidelines or other parameters or conditions relating to our participation in the transaction. The audit committee may from time to time pre-approve types or categories of transactions by related persons but we have no such pre-approved types or categories of transactions at this time.

Related Transactions. During the last two completed fiscal years, we have not been a party to any transaction or series of transactions in which the amount involved exceeds $120,000, in which any of our directors, executive officers, or holders of more than 5% of our shares, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this Amendment captioned “Director Compensation” and “Executive Compensation” and the previously disclosed Convertible Loan Agreement (the “Loan”) dated January 3, 2024 between the Company and Mr. Simard, our Chief Executive Officer and chairman of the Board of Directors. The Loan provides $10 million in funding for the construction of a new, state-of-the-art research and development facility at 5217 Winnebago Lane in Austin, Texas. The Loan is secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals after the Loan is funded. The largest amount of principal outstanding under the Loan was $10 million on January 4, 2024. The current amount of principal outstanding, as of April 24, 2024, is $10 million. We have paid approximately $0 in principal and $0 in interest under the Loan. At Mr. Simard’s election, the balance may be converted to XBiotech stock at any time the Loan balance is outstanding at a fixed conversion price equal to the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of this Loan, which is $4.048 per share. The conversion feature is subject to a cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan also allows Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the Loan is funded or upon certain other conditions set forth in the Loan.

Related Person Transaction Policy. We adopted a formal, written policy, which became effective as of February 2015, that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest, other than transactions available to all of our employees.

Indemnification Agreements. We have entered into indemnification agreements with our directors in addition to the indemnification provided for under the British Columbia Business Corporations Act (the “BCBCA”) and in our Articles. These agreements, among other things, require us to indemnify our directors for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director in any action or proceeding arising out of their services as one of our directors or any other company or enterprise to which the person provides services at our request. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors.

Requirements under the British Columbia Business Corporations Act. Pursuant to the BCBCA, directors and officers are required to act honestly and in good faith with a view to the best interests of the company. Under the BCBCA, subject to certain limited exceptions, a director who holds a disclosable interest in a material contract or transaction is not entitled to vote on any director’s resolution approving such contract or transaction. A director or senior officer, with certain exceptions, has a disclosable interest in a contract or transaction if:

(a) the contract or transaction is material to the company;

(b) the company has entered, or proposes to enter, into the contract or transaction;

(c) either of the following applies to the director or senior officer:

(i) the director or senior officer has a material interest in the contract or transaction;

(ii) the director or senior officer is a director or senior officer of, or has a material interest in, a person who has a material interest in the contract or transaction.

Independence of the Board of Directors

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors are independent within the meaning of the applicable NASDAQ listing standards: Mr. Jan-Paul Waldin, Mr. W. Thorpe McKenzie, Mr. Donald MacAdam and Dr. Peter Libby. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Our Board of Directors has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ratification of Selection of Independent Registered Public Accounting Firm

The Audit Committee has selected Whitley Penn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and has further directed that management submit the selection of independent registered public accounting firm for ratification by the shareholders at the annual meeting. Whitley Penn has audited the Company’s financial statements for the fiscal year ending December 31, 2023. Representatives of Whitley Penn are not expected to be present at the annual meeting and will not have an opportunity to make a statement or to respond to questions from the shareholders.

Whitley Penn is the 35th largest firm in the nation based on 2024 rankings in Accounting Today and one of the fastest growing firms in the nation. They have an extensive team of experienced audit, tax, consulting and valuation professionals. For more than 20 years, Whitley Penn has been named to the “Best of the Best” listing by INSIDE Public Accounting, the publication’s report of the top 25 accounting firms in the country. INSIDE Public Accounting is a national monthly publication that reports on the accounting industry.

Neither the Company’s Articles nor other governing documents or law require shareholder ratification of the selection of Whitley Penn as the Company’s independent registered public accounting firm. However, the Audit Committee is submitting the selection of Whitley Penn to the shareholders for ratification as a matter of good corporate practice. If the shareholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of different independent auditors at any time during the year if they determine that such a change would be in the best interests of the Company and its shareholders.

The affirmative vote of the holders of a majority of the shares present in person or represented by proxy and entitled to vote at the annual meeting will be required to ratify the selection of Whitley Penn. Abstentions and broker non-votes will be counted toward the tabulation of votes on proposals presented to the shareholders and will have the same effect as negative votes. Because this is a routine proposal on which brokers can vote shares in the absence of express instructions from the beneficial owner, if you do not give instructions to your bank, brokerage firm or other agent, the bank, brokerage firm or other agent will nevertheless be entitled to vote your shares of common stock in its discretion on this routine matter and may give or authorize the giving of a proxy to vote the shares of common stock in its discretion on this proposal.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and December 31, 2022, by Whitley Penn and Ernst & Young, the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2023	2022
	(in thousands)
Audit Fees(1)	$290	$307
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	5
Total Fees	$290	$312

(1)

Audit fees consist of fees billed for professional services by Whitley Penn and Ernst & Young for audit and quarterly review of our financial statements and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for tax consultation services for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for publications provided by Ernst & Young.

In connection with the audit of the 2023 and 2022 financial statements, the Company entered into an engagement agreement with Whitley Penn which sets forth the terms by which Whitley Penn will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.

During the fiscal years ended December 31, 2023 and December 31, 2022, none of the total hours expended on the Company’s financial audit by Whitley Penn and Ernst & Young were provided by persons other than the full-time permanent employees.

None of Whitley Penn’s and Ernst & Young’s reports on the Company’s financial statements for the fiscal year ended December 31, 2023 and December 31, 2022 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2023, there were (i) no disagreements between the Company and Whitley Penn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Whitley Penn, would have caused Whitley Penn to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies And Procedures

The Audit Committee’s policy is to pre-approve the scope of all audit and non-audit services rendered by the Company’s independent registered public accounting firm. Audit services and permitted non-audit services must be pre-approved by the full Audit Committee.

All fiscal 2022 and fiscal 2023 non-audit services were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2024

XBIOTECH INC.

By:	/s/ John Simard
John Simard
President and Chief Executive Officer
(Principal Executive Officer)