Form 10-K/A
period 2023-12-31
XBiotech Inc.
filed 2024-05-01
CIK 1626878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-37347

XBiotech Inc.
(Exact name of registrant as specified in its ch
a
rter)

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
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $140,476,818, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,787,668 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common con tr
ol with the registrant.
As of March 15, 2024, 30,450,881 shares of the registrant’s Comm on
Stock were outstanding.
DOCUMENTS INCORPOR
A
TED BY REFERENCE
None.

Auditor Firm PCAOB ID: 726	Auditor Name: Whitley Pann LLP	Auditor Location: Austin, Texas

XBiotech Inc.

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	11

EXPLANATORY NOTE
This Amendment No. 2 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 of XBiotech, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (as amended on April 24, 2024, the “Original Form 10-K”), for the purpose of amending and restating in its entirety Part III, Item 10 of the Original Form 10-K in order to correct certain information on directors provided therein.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the dates described in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions held by each of our directors and executive officers for the fiscal year ended December 31, 2023.

Name	Age	Position Held With the Company
John Simard	62	Founder, President, Chief Executive Officer & Chairman
W. Thorpe McKenzie	76	Director
Jan-Paul Waldin, Esq.	75	Lead Director
Donald H. MacAdam	77	Director
Peter Libby, M.D.	77	Director
Dr. Sushma Shivaswamy, Ph.D.	46	Chief Scientific Officer
Angela Hu	41	Director of Finance

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

Donald H. MacAdam has served on our Board of Directors since March 2018. Mr. MacAdam is a technology executive with extensive public and private company experience. He was formerly a director of Hammond Power Solutions (TSE:HPS.A), CEO of MBVax Bioscience, director of CTL Immunotherapies, CEO of Tm Bioscience (TSE), president of CRS Robotics (TSE), and CEO of L. A. Varah Ltd. (TSE). He is the inventor under several patents and the author of four books: Startup to IPO, Spontaneous Regression Cancer and the Immune System, The Resonance Model, and The Reinvention of Coley’s Toxins.

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

Jan-Paul Waldin, Esq. has served on our Board of Directors since February 2018 and was appointed Lead Director in 2019. Mr. Waldin is a lawyer in Ontario, Canada and is a member of the Law Society of Upper Canada. He has been the principal of Waldin Barristers, a boutique civil litigation and advisory firm in Toronto, Canada, since January, 1981. Mr. Waldin practices trial and appellate advocacy principally in the area of complex corporate commercial litigation. He has acted as lead counsel in all levels of court in Ontario and Canada, including the Supreme Court of Canada, the Federal Court of Canada, the Ontario Court of Appeal, the Ontario Superior Court of Justice and before Canadian federal and provincial administrative tribunals. Mr. Waldin’s counsel and strategic advice is regularly sought by both publicly traded and closely held companies based in Canada, the European Union and the United States in connection with regulatory and administrative law matters, structuring shareholder relations and contentious corporate transactions. He has held directorships in private and multinational companies, principally in the manufacturing, aviation and pharmaceutical industries. A graduate of the University of Toronto and Osgoode Hall Law School, Mr. Waldin was called to the Ontario bar in 1976 and served his articles of clerkship under the late Mr. Justice Archie Campbell at the Policy Development Branch of the Ministry of the Attorney General for Ontario. He was Law Clerk to the Honourable Willard Z. Estey, then Chief Justice of the High Court of Justice of Ontario.

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

Sushma Shivaswamy, Ph.D. was appointed as the Company’s Chief Scientific Officer (CSO) in November 2017. As CSO Dr. Shivaswamy oversees all scientific and technical operations with respect to research and development and Good Manufacturing Practice production of antibody. Dr. Shivaswamy has been with the Company since 2009 also holding positions of Director of Research & Development (2011-2015) and Senior Scientist (2009-2011). Prior to joining XBiotech, Dr. Shivaswamy was a postdoctoral researcher at the Center for Systems and Synthetic Biology at the University of Texas at Austin. She has a Ph.D. degree in Molecular Biology from the Center for Cellular and Molecular Biology, India.

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

Board Leadership Structure

Our Board of Directors is currently chaired by John Simard, our Chief Executive Officer. Jan-Paul Waldin has been appointed as the Company’s independent lead director. Our Board of Directors believes that, given the perspective, experience, and expertise that Mr. Simard brings as the founder of the Company, he is the most equipped individual to serve as both CEO and Chairman of the Board and his service in these capacities is appropriate and in the best interests of our Board of Directors, our company and our shareholders. Jan-Paul Waldin serves on our Board of Directors as lead director, is chairman of the corporate governance and nominating committee and a member of the audit committee and compensation committee. W. Thorpe McKenzie serves on our Board of Directors, is chairman of the audit committee and a member of the compensation committee and nominating and corporate governance committee. Donald MacAdam serves on our Board of Directors, is chairman of the compensation committee and a member of the audit committee and corporate governance and nominating committee.

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

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information in 2023 for each of the Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Jan-Paul Waldin	X	X	X*
W. Thorpe McKenzie	X*	X	X
Donald H. MacAdam	X	X*	X
Peter Libby
Total meetings in 2023	4	1	1

*	Committee Chairperson

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee of our Board of Directors was established by our Board of Directors in February 2015 in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions. Our Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor.

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

Compensation Committee Processes and Procedures

The Compensation Committee meets annually and with greater frequency if necessary. Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Our Compensation Committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives, and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our Compensation Committee has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our Compensation Committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

(a)(3) Exhibits.

The exhibits listed in the Original Form 10-K and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit Number	Description

2.1†	Asset Purchase Agreement, dated as of December 7, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019)

3.1	Certificate of Continuation dated September 23, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.2	Notice of Articles, dated December 8, 2005, issued by the Registrar of Companies, Province of British Columbia, Canada (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 27, 2015)

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2022)

10.1+	Executive Employment Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.2+	Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3	Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.4+	XBiotech 2005 Incentive Stock Option Plan (Restated) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 19, 2015)

10.5+	Form of indemnification agreement between XBiotech and each director of XBiotech (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.6	Licensing Agreement dated January 16, 2015 between XBiotech USA, Inc. and Lonza Sales AG (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act. incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.7	Research and Collaboration Agreement dated December 15, 2014 by and between XBiotech USA, Inc. and the South Texas Blood & Tissue Center (portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933. incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.8+	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9+	Form of Incentive Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.10+	Form of Nonqualified Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.11+	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.12+	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.13+	Board Member Agreement, dated as of February 27, 2018, by and between XBiotech Inc. and Jan-Paul Waldin.(incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024)

10.14+	Board Member Agreement, dated as of March 20, 2018, by and between XBiotech Inc. and Donald H. MacAdam.(incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024)

10.15+	Board Member Agreement, dated as of July 10, 2019, by and between XBiotech Inc. and Peter Libby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.16†	IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.17†	Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.18†	Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024)

23.1	Consent of Independent Registered Public Accounting Firm, Whitley Penn LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024)

31.1*	Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XBiotech Inc. Clawback Policy

101	The following financial statements from the XBiotech Inc. Annual Report on Form 10-K for the year ended December 31, 2023 are incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K filed with the SEC on March 15, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of shareholders’ equity; (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Certain identified information has been excluded from this exhibit because the Company does not believe it is material and is the type that the Company customarily treats as private and confidential. Redacted information is indicated by [*****]. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan

*	Filed herewith

**	Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2024

XBIOTECH INC.

By:	/s/ John Simard
John Simard
President and Chief Executive Officer (Principal Executive Officer)