Form 10-Q
period 2024-03-31
XBiotech Inc.
filed 2024-05-10
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37347

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

As of May 10, 2024, there were 30,457,531 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2024

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2023 filed with the SEC on March 15, 2024, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$201,039	$200,023
Accrued interest receivable	870	860
Income tax receivable	75	75
Prepaid expenses and other current assets	1,072	760
Total current assets	203,056	201,718
Property and equipment, net	24,802	24,897
Total assets	$227,858	$226,615

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,607	$2,516
Accrued expenses	4,194	3,501
Income tax payable	83	83
Convertible loan, related party	10,000	-
Total current liabilities	16,884	6,100
Long-term liabilities:
Income tax payable	1,694	1,669
Total liabilities	18,578	7,769

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,450,881 and 30,436,964 shares issued and outstanding at March 31, 2024 and December 31, 2023	271,588	271,152
Accumulated deficit	(62,308)	(52,306
Total shareholders’ equity	209,280	218,846

Total liabilities and shareholders’ equity	$227,858	$226,615

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Operating expenses:
Research and development	$9,825	$6,230
General and administrative	1,028	915
Total operating expenses	10,853	7,145
Loss from operations	(10,853)	(7,145)

Other income :
Interest income	2,658	2,779
Other (expense) income	(200)	130
Foreign exchange (loss) gain	(1,582)	383
Total other income	876	3,292
Loss before income taxes	(9,977)	(3,853)
Income tax expense	(25)	(37)
Net loss	$(10,002)	$(3,816)
Net loss per share—basic and diluted	$(0.33)	$(0.13)
Shares used to compute basic and diluted net loss per share	30,443,973	30,439,275

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Net loss	$(10,002)	$(3,816)
Foreign currency translation adjustment	-	(386)
Comprehensive loss	$(10,002)	$(4,202)

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2023	30,437	$271,152	$(52,306)	$218,846
Net loss	-	-	(10,002)	(10,002)
Issuance of common stock under stock option plan	14	55	-	55
Share-based compensation expense	-	381	-	381
Balance at March 31, 2024	30,451	$271,588	$(62,308)	$209,280

	Number of Shares	Common Stock Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2022	30,439	$267,325	$826	$(27,749)	$240,402
Net loss	-	-	-	(3,816)	(3,816)
Foreign currency translation adjustment	-	-	(386)	-	(386)
Share-based compensation expense	-	705	-	-	705
Balance at March 31, 2023	30,439	$268,030	$440	$(31,565)	$236,905

See accompanying notes to unaudited condensed consolidated financials statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating activities
Net loss	$(10,002)	$(3,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	432	443
Foreign exchange (gain) loss	1,582	(383)
Share-based compensation expense	381	705
Changes in operating assets and liabilities:
Accrued interest receivable	(10)	(1,155)
Prepaid expenses and other current assets	(312)	(103)
Accounts payable	8	(1,064)
Accrued expenses	694	602
Income tax payable	25	22
Deferred tax liability	-	(59)
Net cash (used in) operating activities	(7,202)	(4,808)

Investing activities
Purchase of property and equipment	(255)	(6)
Net cash (used in) investing activities	(255)	(6)

Financing activities
Proceeds from convertible loan, related party	10,000	-
Proceeds from issuance of common stock under stock option plan	55	-
Net cash provided by financing activities	10,055	-
Effect of foreign exchange rate on cash and cash equivalents	(1,582)	(8)

Net change in cash and cash equivalents	1,016	(4,822)
Cash and cash equivalents, beginning of period	200,023	157,306
Cash and cash equivalents, end of period	$201,039	$152,484

Supplemental information:
Accrued purchases of property and equipment	82	14

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

An area of medical focus for XBiotech are therapies that block a potent substance naturally produced by body, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots and inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic (arthritis, cancer) and in some acute injury scenarios (stroke or heart attack), IL-1a can mediate harmful disease-related activity.

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments (the “Janssen Transaction”). As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into a clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $201.0 million at March 31, 2024, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2023 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Share-based compensation expense recognized for the three months ended March 31, 2024 and 2023 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Research and development	$255	$623
General and administrative	126	82
Total share-based compensation expense	$381	$705

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2024	2023
Dividend yield	-	-
Expected volatility	80%	82%
Risk-free interest rate	3.8%-4.3%	3.5%-4.2%
Expected life (in years)	5.38-6.25	5.63-6.25
Weighted-average grant date fair value per share	$3.91	$3.84

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S. and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

Interest Bearing Time Deposit

During the three months ended March 31, 2023, the Company held guaranteed investment certificates with a financial institution. The guaranteed investment certificates have a 12 month term at origination with interest payable at maturity. The guaranteed investment certificates matured in July, 2023.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2024.

Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman. The Loan provides $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan is secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals after the Loan is funded. At Mr. Simard’s election, the balance may be converted to XBiotech stock at any time the Loan balance is outstanding at a fixed conversion price equal to the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of this Agreement, which is $4.048 per share. The conversion feature is subject to a 19.9% cap limiting the number of shares that could be converted under the Agreement based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan includes an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific Acceleration Events, certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allows Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan is funded or upon certain other conditions set forth in the Loan. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. As of March 31, 2024, the only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of March 31, 2024, resulting in a foreign exchange loss of $1.6 million.Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three month ended March 31, 2024, 1,002,274 stock options and 1,921,828 shares of common stock issuable upon conversion of a convertible loan, were not included in the computation of diluted net loss per share.

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

3.	Property and Equipment

Property and equipment is presented net of accumulated depreciation. Property and equipment, net, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Manufacturing equipment	$1,885	$2,104
Winnebago building	20,724	20,643
Other fixed assets	2,193	2,150
Total property and equipment	$24,802	$24,897

4.	Common Stock

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

During the three months ended March 31, 2024, 13,917 shares of common stock were issued upon the exercise of stock options at prices ranging from $3.84 to $5.43 per share for total proceeds of $55 thousand.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	23,000	$4.05-$6.45	5.59
Exercised	(13,917)	$3.65-$5.43	3.96
Forfeitures	(614,750)	$3.84-$19.22	10.92
Options outstanding at March 31, 2024	4,433,851	$2.71-$21.74	$9.25

As of March 31, 2024, there was approximately $1.1 million of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.0 years.

6.	Income Taxes

The Company's effective tax rates for the three months ended March 31, 2024 and March 31, 2023 were -0.3% and 0.9%, respectively. The effective tax rate for the three month periods ended March 31, 2024 and March 31, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, accumulated deficit as of March 31, 2024 was ($62.3) million. We had net losses of $10.0 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. During the next year, we don’t expect any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends.  We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of March 31, 2024, we had 92 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2024, we have recorded total research and development expenses, including share-based compensation, of $321.7 million. Our total research and development expenses for the three months ended March 31, 2024 and 2023 were $9.8 million and $6.2 million, respectively. Share-based compensation accounted for $254 thousand and $623 thousand for the three months ended March 31, 2024 and 2023, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2024 and 2023 were 91% and 87%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2024 and 2023, were 91% and 87%.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2024 and 2023 were $1.0 million and $0.9 million, respectively. Share-based compensation accounted for $126 thousand and $82 thousand for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2024 and 2023 were 9% and 13%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2024 and 2023, were 9% and 13%.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$4,075	$2,356	$1,719	73%
Laboratory and manufacturing supplies	1,233	967	266	28%
Clinical trials and sponsored research	2,193	479	1,714	358%
Stock-based compensation	255	623	(368)	-59%
Other	2,069	1,805	264	15%
Total	$9,825	$6,230	$3,595	58%

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

Research and development expenses increased $3.6 million to $9.8 million for the three months ended March 31, 2024, compared to $6.2 million for the three months ended March 31, 2023. The increase was primarily due to the rise in the clinical trial activities, related to the new study being initiated in the second quarter of 2023. The increase of salaries and related expenses was mainly due to a company-wide bonus distributed in January 2024 and the expansion of employee in research and development departments.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$219	$172	$47	27%
Patent filing expense	293	156	137	88%
Stock-based compensation	126	82	44	54%
Professional fees	268	362	(94)	-26%
Other	122	143	(21)	-15%
Total	$1,028	$915	$113	12%

General and administrative expense increased $0.1 million to $1.0 million for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023. The increase of patent filing expense was mainly due to the transfer of patents from Janssen to XBiotech. The increase of salaries and related expenses was mainly due to a company-wide bonus distributed in January 2024 and the expansion of employee in research and development departments.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$2,658	$2,779
Other (expense) income	(200)	130
Foreign exchange (loss) gain	(1,582)	383
Total	$876	$(3,292)

The interest income for the three months ended March 31, 2024 and 2023  was mainly from the interest generated from the Company’s Canadian bank account and interest bearing time deposit. The other expense during the three months ended March 31, 2024, was the accrued interest for the convertible loan. Foreign exchange gain (loss) was due to the fluctuation between the US dollar and the Canadian dollar in the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2024, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In January 2024, we entered into a Converible Loan Agreement with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million in cash. At March 31, 2024, we had cash and cash equivalents of $201.0 million as compared to cash and cash equivalents of $152.5 million at March 31, 2023. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2023	2022
Operating activities	$(7,202)	$(4,808)
Investing activities	(255)	(6)
Financing activities	10,055	-
Effect of foreign exchange rate on cash and cash equivalents	(1,582)	(8)
Net change in cash and cash equivalents	$1,016	$(4,822)

During the three months ended March 31, 2024 and 2023, our operating activities used net cash $7.2 million and $4.8 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net loss from operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was mainly due to the increase in salaries and related expenses and clinical trial expense.

During the three months ended March 31, 2024 and 2023, our investing activities used net cash of $255 thousand and $6 thousand, respectively. The increase was due to costs incurred on preparation for the construction of a new facility.

During the three months ended March 31, 2024, our financing activities provided net cash of $10.0 million. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. Additionally, during the three months ended March 31, 2024, employees exercised stock options to purchase 13,917 shares of our common stock for approximately $55 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $201.0 million.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, (ii) condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, (iii) condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, (iv) )condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2024 and 2023; (v) condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2024	By:	/S/ Angela Hu
Angela Hu
Director of Finance
(Principal Financial Officer)