Form 10-Q
period 2024-09-30
XBiotech Inc.
filed 2024-11-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, there were 30,483,481 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	6
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2024 (unaudited) and 2023 (unaudited)	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2024 (unaudited) and 2023 (unaudited)	8
	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2024 (unaudited) and 2023 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 (unaudited) and 2023 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1.	Risk Factors	27
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2024 (Unaudited)	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$183,118	$200,023
Accrued interest receivable	730	860
Income tax receivable	141	75
Prepaid expenses and other current assets	1,045	760
Total current assets	185,034	201,718
Property and equipment, net	24,817	24,897
Total assets	$209,851	$226,615

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,506	$2,516
Accrued expenses	4,486	3,501
Income tax payable	-	83
Convertible loan, related party	10,000	-
Total current liabilities	15,992	6,100
Long-term liabilities:
Income tax payable	1,744	1,669
Total liabilities	17,736	7,769

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,479,406 and 30,436,964 shares issued and outstanding at September 30, 2024 and December 31, 2023	272,444	271,152
Accumulated deficit	(80,329)	(52,306)
Total shareholders’ equity	192,115	218,846

Total liabilities and shareholders’ equity	$209,851	$226,615

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	7,127	7,547	29,936	25,044
General and administrative	777	973	3,787	3,879
Total operating expenses	7,904	8,520	33,723	28,923
Loss from operations	(7,904)	(8,520)	(33,723)	(28,923)

Other income:
Interest income	2,369	2,529	7,716	7,818
Interest expense	(203)	-	(603)	-
Other income	25	-	25	880
Foreign exchange gain (loss)	707	(1,065)	(1,429)	646
Total other income	2,898	1,464	5,709	9,344
Loss before income taxes	(5,006)	(7,056)	(28,014)	(19,579)
Income tax expense	(9)	(308)	(9)	(343)
Net loss	$(5,015)	$(7,364)	$(28,023)	$(19,922)
Net loss per share—basic and diluted	$(0.16)	$(0.24)	$(0.92)	$(0.65)
Shares used to compute basic and diluted net loss per share	30,472,557	30,436,638	30,459,178	30,437,044

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(5,015)	$(7,364)	$(28,023)	$(19,922)
Reclassification adjustment from dissolution of Germany subsidiary	-	-	-	(386)
Comprehensive loss	$(5,015)	$(7,364)	$(28,023)	$(20,308)

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at June 30, 2024	30,463	$272,015	$(75,314)	$196,701
Net loss	-	-	(5,015)	(5,015)
Issuance of common stock under stock option plan	16	64	-	64
Share-based compensation expense	-	365	-	365
Balance at September 30, 2024	30,479	$272,444	$(80,329)	$192,115

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2023	30,436	$268,930	$440	$(40,307)	$229,063
Net loss	-	-	-	(7,364)	(7,364)
Issuance of common stock under stock option plan	1	5	-	-	5
Share-based compensation expense	-	955	-	-	955
Balance at September 30, 2023	30,437	$269,890	$440	$(47,671)	$222,659

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2023	30,437	$271,152	$(52,306)	$218,846
Net loss	-	-	(28,023)	(28,023)
Issuance of common stock under stock option plan	42	167	-	167
Share-based compensation expense	-	1,125	-	1,125
Balance at September 30, 2024	30,479	$272,444	$(80,329)	$192,115

	Number of Shares	Common Stock and Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2022	30,440	$267,325	$826	$(27,749)	$240,402
Net loss	-	-	-	(19,922)	(19,922)
Tender offer	(4)	(14)	-	-	(14)
Issuance of common stock under stock option plan	1	5	-	-	5
Reclassification adjustment from dissolution of German subsidiary	-	-	(386)	-	(386)
Share-based compensation expense	-	2,574	-	-	2,574
Balance at September 30, 2023	30,437	$269,890	$440	$(47,671)	$222,659

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Operating activities
Net loss	$(28,023)	$(19,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,306	1,310
Foreign exchange loss (gain)	1,429	(646)
Share-based compensation expense	1,125	2,574
Changes in operating assets and liabilities:
Income tax receivable	(66)	97
Accrued interest receivable	130	335
Prepaid expenses and other current assets	(285)	(278)
Accounts payable	(1,017)	(940)
Accrued expenses	986	2,063
Income tax payable	(8)	174
Deferred tax liability	-	(59)
Net cash used in operating activities	(24,423)	(15,292)

Investing activities
Purchase of property and equipment	(1,220)	(247)
Proceeds from maturity of interest bearing time deposits	-	61,859
Net cash (used in) provided by investing activities	(1,220)	61,612

Financing activities
Proceeds from convertible loan, related party	10,000	-
Issuance of common stock under stock option plan	167	5
Cash paid in tender offer	-	(14)
Net cash provided by (used in) financing activities	10,167	(9)
Effect of foreign exchange rate on cash and cash equivalents	(1,429)	(1,426)

Net change in cash and cash equivalents	(16,905)	44,885
Cash and cash equivalents, beginning of period	200,023	157,306
Cash and cash equivalents, end of period	$183,118	$202,191

Supplemental Information:
Accrued purchases of property and equipment	$6	$-

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $183.1 million at September 30, 2024, will enable the Company to achieve several major inflection points, including potential new clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.            Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2024 and 2023 were prepared by management without audit. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. The results of operations for three and nine months periods ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2023 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported values of amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on actual services received and efforts expended pursuant to contracts with third party service providers which conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. The Company accrues costs based on the actual services rendered in the period over which services were performed and the level of effort expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company is in the process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements and disclosures.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2024 and 2023 was included in the following line items on the condensed consolidated statements of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$242	$824	$738	$2,235
General and administrative	123	131	387	339
Total share-based compensation expense	$365	$955	$1,125	$2,574

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Dividend yield	-	-	-	-
Expected volatility	79%	80%-81%	79%-80%	80%-82%
Risk-free interest rate	3.6%-4.1%	3.9%-4.6%	3.6%-4.4%	3.3%-4.6%
Expected life (in years)	6.25	6.25	5.38-6.25	5.38-6.25
Weighted-average grant date fair value per share	4.82	3.62	3.87	2.89

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S., German and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

Interest Bearing Time Deposit

During 2023 the Company held guaranteed investment certificates with a financial institution. The guaranteed investment certificates had a 12 month term at origination with interest receivable at maturity. The guaranteed investment certificates matured in July 2023. There has been no related activity in 2024.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2024.

Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman. The Loan provided $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan is secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals. At Mr. Simard’s election, the balance may be converted to XBiotech stock at any time the Loan balance is outstanding at a fixed conversion price equal to $4.048 per share. The conversion feature is subject to a 19.9% cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan includes an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific acceleration events, including certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allows Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan is funded or upon certain other conditions set forth in the Loan. The Loan has a contractual maturity date of January 3, 2029. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. As of September 30, 2024, the only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of September 30, 2024, resulting in a foreign exchange gain of $707 thousand for the three months ended by September 30, 2024 and a loss of $1.4 million for the nine months ended by September 30, 2024. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months ended September 30, 2024, 1,340,774 stock options and 1,921,828 shares of common stock issuable upon conversion of a convertible loan, were not included in the computation of diluted net loss per share. For the nine months ended September 30, 2024, 1,340,774 stock options and 1,921,828 shares of common stock issuable upon conversion of a convertible loan, were not included in the computation of diluted net loss per share.

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the condensed consolidated financial statements were available to be issued for potential recognition or disclosure in its consolidated financial statements.

3.            Property and Equipment

Net property and equipment, after deducting accumulated depreciation, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Manufacturing equipment	$1,488	$2,104
Winnebago building	21,257	20,643
Other fixed assets	2,072	2,150
Total property and equipment	$24,817	$24,897

4.            Common Stock

Pursuant to its Articles of Incorporation, the Company has an unlimited number of shares available for issuance with no par value.

On May 17, 2023, XBiotech announced that it had commenced a “modified Dutch auction” tender offer to purchase up to $80.0 million of its common shares, or such lesser number of common shares as are properly tendered and not properly withdrawn, at a price not less than $3.80 nor greater than $4.00 per common share, to the seller in cash. The tender offer expired on June 15, 2023.

On June 20, 2023, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 3,561 shares of its common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand, excluding fees and expenses related to the tender offer. These shares represented an immaterial percent of the shares outstanding. The repurchased shares were retired and have been classified to reduce common stock in the accompanying condensed consolidated balance sheets.

During the year ended December 31, 2023, 1,250 shares of common stock were issued upon the exercise of stock options at a price of $3.84 per share for total proceeds of $4,800.

During the nine months ended September 30, 2024, 42,442 shares of common stock were issued upon the exercise of stock options, at prices ranging from $3.38 to $5.62 per share, for total proceeds of $167 thousand.

5.            Common Stock Options

On November 11, 2005, the Board of Directors of the Company adopted the 2005 Incentive Stock Option Plan (the “2005 Plan”), and on March 24, 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan”) pursuant to which the Company may grant incentive stock and non-qualified stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	208,000	4.05-7.85	5.60
Exercised	(42,442)	3.38-5.62	3.92
Forfeitures	(693,333)	3.84-19.92	10.78
Options outstanding at September 30, 2024	4,511,743	$2.71-$21.74	$9.13

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	4,558,902	$2.71-$21.74	$10.47
Granted	809,600	3.38-6.04	4.12
Exercised	(1,250)	3.84	3.84
Forfeitures	(308,109)	3.84-19.09	10.73
Options outstanding at September 30, 2023	5,059,143	$2.71-$21.74	$9.44

As of September 30, 2024, there was approximately $895 thousand of unrecognized compensation cost,  related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.1 years.

6.            Income Taxes

The Company's effective tax rates for the three months ended September 30, 2024 and September 30, 2023, were -0.2% and -4.4% respectively. The effective tax rate for the three months periods ended September 30, 2024 and September 30, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the nine months ended September 30, 2024 and September 30, 2023, were 0.0% and -1.8%, respectively. The effective tax rate for the nine months periods ended September 30, 2024 and September 30, 2023 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of September 30, 2024 was ($80.3) million. We had net losses before income tax of $5.0 million and $28.0 million for the three months and nine months ended September 30, 2024, respectively, compared to $7.1 million and $19.6 million for the three months and nine months ended September 30, 2023, respectively. During the next year, we don’t expect any revenues. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical.  In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends.  We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2024, we had 92 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2024, we have recorded total research and development expenses, including share-based compensation, of $303.7 million. Our total research and development expenses for the three months and nine months ended September 30, 2024 were $7.1 million and $29.9 million, respectively, compared to $7.5 million and $25.05 million for the three months and nine months ended September 30, 2023, respectively. Share-based compensation related to research and development accounted for $0.2 million and $0.7 million for the three months and nine months ended September 30, 2024, respectively, compared to $0.8 million and $2.2 million for the three months and nine months ended September 30, 2023, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2024 were 90% and 89%, respectively, compared to 89% and 87% for the three months and nine months ended September 30, 2023, respectively. The percentages of research and development expenses compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2024 were 91% and 90%, respectively, compared to 89% and 87% for the three months and nine months ended September 30, 2023.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development, and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing, maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2024 were $0.8 million and $3.8 million, respectively, compared to $1.0 million and $3.9 million for the three months and nine months ended September 30, 2023, respectively. Share-based compensation related to general and administration accounted for $0.1 million and $0.7 million for the three months and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three months and nine months ended September 30, 2023, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2024 were 10% and 11%, respectively, compared to 11% and 13% for the three months and nine months ended September 30, 2023, respectively. The percentages of general and administrative expense compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2024 were 9% and 10%, respectively, compared to 11% and 13% for the three months and nine months ended September 30, 2023.

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

Clinical Trial Accruals

Expense accruals related to clinical trials are based on actual services received and efforts expended pursuant to contracts with third party service providers which conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. The Company accrues costs based on the actual services rendered in the period over which services were performed and the level of effort expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$2,697	$2,429	$268	11%
Laboratory and manufacturing supplies	1,104	712	392	55%
Clinical trials and sponsored research	1,303	1,595	(292)	-18%
Share-based compensation	242	824	(582)	-71%
Other	1,781	1,987	(206)	-10%
Total	$7,127	$7,547	$(420)	-6%

	Nine Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$13,757	$10,977	$2,780	25%
Laboratory and manufacturing supplies	3,394	2,818	576	20%
Clinical trials and sponsored research	6,416	3,147	3,269	104%
Share-based compensation	738	2,235	(1,497)	-67%
Other	5,631	5,867	(236)	-4%
Total	$29,936	$25,044	$4,892	20%

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

Research and development expenses decreased $0.4 million to $7.1 million for the three months ended September 30, 2024, compared to $7.5 million for the three months ended September 30, 2023. The decrease of in share-based compensation, which was due to the decreased stock option expense per share of new grants compared to the expense of fully amortized grants. Clinical trials and sponsored research expense decreased because of  one study fully completed in the second quarter of 2024.

Research and development expenses increased $4.9 million to $29.9 million for the nine months ended September 30, 2024, compared to $25.0 million for the nine months ended September 30, 2023. The increase was primarily due to the rise in the clinical trial activities, related to the new study being initiated in the second quarter of 2023. The increase of salaries and related expenses was mainly due to a company-wide bonus distributed in January 2024 and the bonus to the Chief Executive Officer. In addition, there is a decrease in share-based compensation, which was due to the decreased stock option expense per share of new grants compared to the expense of fully amortized grants.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$152	$138	$14	10%
Patent filing expense	155	127	28	22%
Share-based compensation	123	131	(8)	-6%
Professional fees	205	410	(205)	-50%
Other	142	167	(25)	-15%
Total	$777	$973	$(196)	-20%

	Nine Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$1,298	$1,136	$162	14%
Patent filing expense	640	524	116	22%
Share-based compensation	387	339	48	14%
Professional fees	742	1,171	(429)	-37%
Other	720	709	11	2%
Total	$3,787	$3,879	$(92)	-2%

General and administrative expenses decreased $196 thousand to $0.8 million for the three months ended September 30, 2024 compared to $1.0 million for the three months ended September 30, 2023.  General and administrative expenses decreased $92 thousand to $3.8 million for the nine months ended September 30, 2024 compared to $3.9 million for the nine months ended September 30, 2023.

The three months decrease was primarily due to the decrease of professional fees, related to the stock service and the tax service.

Compared to the nine months ended September 30, 2023, the decrease in the general and administrative expense in the nine months ended September 30, 2024 was also primarily caused by the service fees associated with the tender offer in June 2023 and tax service. The increase of salaries and related expenses was due to a company-wide bonus distributed in January 2024 and the bonus to the Chief Executive Officer. In addition, the patent filing expense increased mainly due to the transfer of patents from Janssen to XBiotech.

Other income (loss)

The following table summarizes other income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$2,369	$2,529	$7,716	$7,818
Interest expense	(203)	-	(603)	-
Other income	25	-	25	880
Foreign exchange gain (loss)	707	(1,065)	(1,429)	646
Total	$2,898	$1,464	$5,709	$9,344

The interest income for the three months and nine months ended September 30, 2024 and 2023 was from the interest generated from the Company’s Canadian bank account and interest bearing time deposit. The interest expense for the three months and nine months ended September 30, 2024, was the interest for the related party convertible loan. In June 2023, the Company received a sum of $750 thousand from American Stock Transfer & Trust Company, LLC which was recorded as other income, in accordance with the terms outlined in the settlement agreement. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2024 compared to 2023.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.4 million as of September 30, 2024. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At September 30, 2024, we had cash and cash equivalents of $183.1 million as compared to cash and cash equivalents of $202.2 million at September 30, 2023. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2024	2023
Operating activities	$(24,423)	$(15,292)
Investing activities	(1,220)	61,612
Financing activities	10,167	(9)
Effect of foreign exchange rate on cash and cash equivalents	(1,429)	(1,426)
Net change in cash and cash equivalents	$(16,905)	$44,885

During the nine months ended September 30, 2024 and 2023, our operating activities used net cash of $24.4 million and $15.2 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net cash used in operations for the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023 was mainly due to the increase in salaries and related expenses and clinical trial expense.

During the nine months ended September 30, 2024 and 2023, our investing activities used net cash of $1.2 million and generated net cash of $61.6 million, respectively. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million. Upon maturity in July 2023, we obtained both the principal amount and the accrued interest.

During the nine months ended September 30, 2024, our financing activities provided net cash of $10.2 million. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. Additionally, during the nine months ended September 30, 2024, employees exercised stock options to purchase 42,442 shares of our common stock for approximately $167 thousand in net proceeds. On June 20, 2023, we used approximately $14 thousand to purchase 3,561 common shares at a price of $4.00 per share, relating to the tender offer completed in June 2023. During the nine months ended September 30, 2023, employees exercised stock options to purchase 1,250 shares of our common stock for approximately $5 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $183.1 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at September 30, 2024 and December 31,  2023, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, (iii) condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023, (iv) condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2024 and 2023; (v) condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2024	XBIOTECH INC.

	By:	/S/ John Simard
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2024	By:	/S/ Angela Hu
Angela Hu
Director of Finance (Principal Financial Officer)