Form 10-K
period 2024-12-31
XBiotech Inc.
filed 2025-03-18
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, was approximately $121,869,724, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 6,777,668 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 18, 2025, 30,487,731 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2024 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	63
ITEM 16. FORM 10–K SUMMARY	65

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

At the end of 2019, XBiotech sold a True HumanTM antibody therapeutic it was developing that targeted IL-1a for $750 million in cash and $600 million potential milestone payments. In a unique deal structure, XBiotech agreed to not further develop any anti-IL-1a antibodies for dermatology, while XBiotech remained free to discover and develop new True HumanTM anti-IL-1a antibodies for use in areas of medicine outside of dermatology. The Company quickly identified new IL-1a targeting product candidates and has already brought these into clinical studies under INDs in oncology, rheumatology and neurology. While the Company previously was focused on a single True HumanTM antibody targeting IL-1a, it is now developing in parallel two anti-IL-1a product candidates and may develop one or more others. Since IL-1a is involved in the pathology of multiple diseases, it makes business sense to use different anti-IL-1a antibodies for specific areas of medicine, allowing potential partnership or sale of each antibody separately for different disease indications.

Financial

XBiotech’s sale of its True HumanTM antibody Bermekimab generated a total $750 million in income between December 30, 2019 and June 30, 2021. Since 2020, the Company has returned a total of $495 million to its shareholders through a combination of stock repurchase and dividends. The remaining cash is being used for ongoing operations as part of a multi-year business plan to identify and commercialize True Human™ antibodies, including new anti-Il-1a therapies.

Starting in 2020, XBiotech used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product under a supply agreement for a world-leading pharmaceutical company. In addition, during 2020 and 2021 XBiotech provided clinical trial operations services for two Phase II clinical studies for the same drug company. In 2022 XBiotech extended the supply agreement. As of the end of 2023, these agreements have come to a successful conclusion and XBiotech is no longer producing drug product or conducting contract clinical research under these agreements.

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

In 2021, the Company commenced a clinical study with its Natrunix™ True Human™ antibody targeting IL-1⍺ in oncology (Pancreatic Cancer). The study was randomized, double-blinded and placebo controlled to provide a preliminary assessment of efficacy and safety for Natrunix in combination with chemotherapy in an advanced cancer population. The study was sized to include 60 subjects, intended to provide a preliminary assessment of efficacy. The last subject in the study had their last visit in February 2024 and only a single subject remains in the study under a provision for indefinite open label extension. Database lock was performed and an announcement of the preliminary analysis of the data was made June 18, 2024. The company believes the findings from the study represent a transformative approach to cancer management. Subjects treated with Natrunix had reduced hospitalization, fewer serious adverse events, longer periods of progression free survival and less incidence of severe diarhea, compared to patients receiving placebo. The company further believes that the treatment effect is not specific to pancreatic cancer, and a similar effect may be seen in other solid tumors being treated with chemotherapy. An analagous therapy is G-CSF, originally developed by Amgen and approved in 1991. The therapy helped recovery of patients undergoing myelosuppressive chemotherapy and has been widely used ever since as an adjunct. The Company has been carefully considering an FDA regulatory path based on historical approvals and plans to present its findings and propose a registration path to the FDA in the second quarter 2025.

The Company launched a clinical Rheumatology program in August, 2023. A total of 233 subjects were enrolled into a double blind, placebo controlled study to investigate the efficacy of Natrunix as a treatment for rheumatoid arthritis in combination with a common prescription medication, methotrexate. The study was completed and an announcement of findings were made on December 23, 2024. The study aimed to demonstrate that Natrunix would significantly enhance treatment outcomes with reduced side effects of subjects already taking methotrexate. However, numerous enrollment irregularities were observed with major enrolling clinical sites. Further investigation of the sites led the Company to believe that widespread improprieties at clinical sites render the data uninterpretable. The Company continues to believe in the potential for Natrunix as a treatment for arthritic diseases.

XBiotech filed an investigational new drug application in 2022 for our True Human™ antibody Hutrukin. Hutrukin is a candidate therapeutic to reduce brain injury that occurs after reperfusion procedures used to treat stroke. The Company completed a phase I study at the end of 2023 that demonstrated high bolus doses of Hutrukin, similar to doses that would be given to prevent brain reperfusion injury in stroke therapy, are safe and well tolerated. Analysis of the data was completed in Q1 2024. The Company’s plan to launch a Phase II study in stroke during 2024 was put on hold until its regulatory path for its cancer and arthritis programs are clarified with the FDA.

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

True Human™ antibodies may be used to provide highly potent and targeted immunity against infectious diseases, including in the elderly, where natural immunity is waning; in young children where immunity has yet to develop; or even in otherwise healthy individuals, where infectious agents have overwhelmed natural immunity and where specially selected antibodies are needed to neutralize the infection (ie. staph aureus). For the latter population, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria have gained unnatural entry into a body compartment where it can establish and evade the immune system.

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

Infrastructure

In 2022 XBiotech completed an expansion of its manufacturing and R&D center. The expansion resulted in the creation of two new wings: one provides state-of-the-art research laboratory for R&D scientists; another area provides administrative space for dozens of personnel working in manufacturing, clinical and other operations. The building additions have enhanced the Company’s ability to house a larger workforce, expand R&D activities and orchestrate the production of multiple drug products from its existing manufacturing and R&D center.

In Q1 2024, XBiotech began drawing detailed architectural and engineering plans and submitting requests for City permits to construct a new multi-story 46,000 ft2 research and development facility and a 5,000 ft2 infectious disease research annex. The project was in anticipation of rapid growth in clinical operations and other areas of operations. Regulatory and other setbacks in the rheumatology program have pushed back the timing for the increased infrastructure needs. Construction of both the multi-story complex and research annex has been indefinitely paused. The Company continues to pursue complete City permitting for the expansion so that construction may commence without delay at the appropriate timing.

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

Employees and Human Capital

Each member of our senior management team has been with XBiotech on average for more than 12 years, and each has been with the Company through the process of antibody discovery, preclinical development, formulation, manufacturing, regulatory submissions, human clinical trials and commercial sale. Our employees’ collective knowledge of our business allows us to operate as among the most cost effective, efficient and capable operations in the biotechnology industry. Our board of directors (“Board”) is constituted by individuals with significant industry, scientific and legal knowledge. As of December 31, 2024, we had 92 total employees, each of which is a full-time employee. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

Risks Related to our Business, Financial Condition and Capital Requirements

●	We will incur significant losses during the development of our current pipeline in the foreseeable future.

●	We currently have limited opportunities to generate revenue and may never sustain profitability.

●	Our future success may be dependent on the regulatory approval and commercialization of our product candidates.

●	New laws or regulations could impact on our ability to receive the necessary approvals to successfully market and commercialize our product candidates.

●	Product candidates we advance into clinical trials may not have favorable results in clinical trials or receive regulatory approval.

●	For various reasons, we may be unable to complete clinical trials on a timely basis, incurring higher costs and delayed development timelines.

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.

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

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019, due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ended December 31, 2024.

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

Since inception, we have dedicated the vast majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to similarly expend substantial resources for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2024, we recognized approximately $37.8 million in expenses associated with research and development.

We completed our initial public offering on April 15, 2015 and additional registered offerings in March 2017 and May 2019. We also received a significant amount of cash proceeds from the sale of Bermekimab. However, the net proceeds from these transactions and cash on hand may not be sufficient to complete clinical development of any of our product candidates nor may it be sufficient to commercialize any product candidate. In addition, we completed a modified Dutch auction tender offer for our common shares in February 2020 and June 2023, which consumed $420 million and $14 thousand of our cash resources, respectively. We also distributed a $75 million cash dividend to our investors in July 2021. Accordingly, we may require substantial additional capital to continue our clinical development and potential commercialization activities. Our future capital requirements depend on many factors, including but not limited to:

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

As of December 31, 2024, we had 92 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

The transition to a new presidential administration in the United States, including the potential use and effects of tariffs to address the administration’s policy goals, could materially impact the macroeconomic framework in which we operate.

The transition to a new presidential administration in the United States could impact the macroeconomic framework in which we operate, and we are unable to precisely predict what actions the new administration will take. For example, on February 1, 2025, the current U.S. presidential administration announced the implementation of a 25% additional tariff on imports from Canada. It is possible there could be further modifications of tariff policy and other U.S. governmental policies that could impact our financial performance. Any trade wars, through the implementation of tariffs or otherwise, has the potential to adversely affect us, including by impacting (a) the supply chains for our operations as well as the third parties with whom we engage, and (b) the macroeconomic markets at large.

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

Third parties, may in the future, assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our licensors or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merit of the claims, they could be time consuming, resulting in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

As of March 18, 2025 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 13.5 million shares or approximately 44.2% of our outstanding common stock, and could own approximately 14.3 million shares or approximately 47.7% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We intend to continue to allocate the net proceeds that we received from our public offerings and the Janssen Transaction to fund discovery and development of our next generation True Human™ anti-IL-1⍺ antibody program and to advance other antibody therapeutics in our pipeline. However, our management will have broad discretion in the actual application of the net proceeds, and we may elect to allocate proceeds differently if we believe it would be in our best interests to do so. For example, in February 2020, we completed a cash tender offer in which we repurchased $420 million of our common shares. In July 2021, we distributed a $75 million cash dividend to our shareholders. Our shareholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. Our management may also fail to apply these funds effectively, which could have a material adverse effect on our business. We may invest our cash on hand in a manner that does not produce income or that loses value.

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

We do not believe XBiotech is an “Investment Company”; instead, we believe it is a bona fide biopharmaceutical entity engaged in active pharmaceutical R&D, evidenced by the recent sale of its drug candidate Bermekimab for $750 million and up to $600 million in potential milestone payments and our extensive ongoing R&D activity. However, arbitrary definitions used to define a passive foreign investment company (PFIC) for US tax purposes have made some financial analysts suggest we are a PFIC. Particularly, based on the blind criteria that if 75% or more of gross income is passive income, with nothing else considered, then a company may be held to be a PFIC. Some years we don’t have income, since we only will have income when for example we sell one of our drugs or when we get a drug to market and generate sales. But we do keep the company’s cash in an interest bearing bank account or interest earning instruments. This generates interest income (or passive income) on our funds. We believe that to suggest that such bank account interest makes us a PFIC is absurd; this would suggest that we cannot keep our cash in a bank account and that interest on the Company’s funds supersedes any other consideration in defining the actual operations and essential nature of the Company. XBiotech will never accept an arbitrary and erroneous definition that could potentially penalize the Company and its shareholders and will oppose any effort to do so by the tax authorities. There is a risk that that tax authorities could successfully assert our PFIC status, and in such event shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares. Because these rules are complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the potential tax implications of acquiring, owning and disposing of our stock.

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 18, 2025, we had 30,487,731 common shares outstanding.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We employ processes and tools for assessing, identifying, and managing material risks from cybersecurity threats. These processes and tools are intended to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our processes and tools include procedural and technical safeguards, response plans, and reviews of our policies. We employ experienced information technology personnel to deploy and oversee these safeguards and to consult with members of our senior management team, including our Chief Executive Officer and our Principal Financial Officer and Principal Accounting Officer, regarding cybersecurity matters when appropriate. Our Audit Committee is provided an opportunity during each quarterly meeting to inquire regarding material cybersecurity threats, deficiencies, and other issues in discussion with members of management. We provide all employees and consultants with cybersecurity and prevention training.

Although we develop and maintain processes and tools designed to prevent cybersecurity threats from occurring, and to identify and mitigate threats, the possibility of these events occurring cannot be eliminated entirely. As we engage in more electronic transactions, rely more on cloud-based information systems, and utilize outside vendors or service providers that have access to our electronic information, the related security risks will increase, and we will likely need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our information technology systems will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including because of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

The Company owns 48 acres of industrial-zoned property located five miles from Austin’s central business district at the address of 5217 Winnebago Ln, Austin, TX, 78744. In 2016, the Company built a new combined R&D and manufacturing facility on this property. The Company uses this facility to conduct research, discover new product candidates, produce products for clinical studies and provide administrative space to support its drug development and other activities. In 2019, XBiotech constructed a new facility to house infectious disease and animal facilities. Located in a separate building on our campus, just a short walk from the Company’s main manufacturing headquarters, the new facility incorporates an animal biological safety level 2 (ABSL2) laboratory and other laboratories for developing and testing Company’s True Human™ antibodies against infectious disease targets. XBiotech owns the 48-acre campus—and all structures on the property—debt-free and envisions further expansion of facilities on the property.

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

Holders of record

There were 11 record holders of our common stock registered with the transfer agent as of March 18, 2025. The actual number of shareholders is greater than this number of record holders and includes shareholders who are the beneficial owner of shares registered in the name of brokers, banks or other agents.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements for the year ended December 31, 2024 and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Cautionary Statement About Forward-Looking Statements.” In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this annual report on Form 10-K. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, our accumulated deficit as of December 31, 2024 was ($90.8) million. We had a net loss of $38.5 million for the year ended December 31, 2024, compared to a net loss of $24.6 million for the year ended December 31, 2023. During the fiscal year of 2025, we don’t expect to generate any revenue. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2024, we had 92 employees.

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

Operating Expenses

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates. These expenses consist primarily of salaries and related expenses, share-based compensation, laboratory and manufacturing supplies, facility costs, costs for preclinical and clinical research, development of quality control systems, quality assurance programs and manufacturing processes. We charge all research and development expenses to operating expenses as incurred.

The clinical development costs may further increase going forward with potentially more advanced studies in the future as we evaluate our clinical data and pipeline.

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2024, we have recorded total research and development expenses, including share-based compensation, of $349.7 million. Our total research and development expenses for the year ended December 31, 2024 was $37.8 million, compared to $32.8 million the year ended December 31, 2023. Share-based compensation accounted for $1.1 million for the year ended December 31, 2024 and $2.8 million for the year ended December 31, 2023.

Research and development expenses as a percentage of total operating expenses was 89% for the year ended December 31, 2024, and 88% for the year ended December 31, 2023. The percentages, excluding share-based compensation, were 90% for the year ended December 31, 2024, and 88% for the year ended December 31, 2023.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $4.7 million for both the year ended December 31, 2024, and December 31, 2023. Share-based compensation accounted for $0.6 million for the year ended December 31, 2024, and $0.5 million for the year ended December 31, 2023.

General and administrative expenses as a percentage of total operating expenses was 11% for the year ended December 31, 2024, and 12% for the year ended December 31, 2023. The percentages, excluding share-based compensation, were 10% for the year ended December 31, 2024, and 12% for the year ended December 31, 2023.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2024	2023

Weighted-average grant date fair value per share	$3.96	$2.89
Expected volatility	79%-83%	80%-82%
Risk-free interest rate	3.6%-4.4%	3.3%-4.6%
Expected life (in years)	5.00–6.25	5.38–6.25
Dividend yield	—	—

With the exception of the dividend paid in 2021, we have not historically paid dividends. We have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method when the stock option includes “plain vanilla” terms. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. For stock options that did not include “plain vanilla” terms, we used the contractual life of the stock option as the expected life. Such stock options consisted primarily of options issued to our board of directors that were immediately vested at issuance. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company accounts for forfeitures as they occur rather than on an estimated basis.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$18,091	$13,385	$4,706	35%
Laboratory and manufacturing supplies	4,240	3,723	517	14%
Clinical trials and sponsored research	7,039	5,380	1,659	31%
Share-based compensation	1,127	2,797	(1,670)	-60%
Other	7,260	7,563	(303)	-4%
Total	$37,757	$32,848	$4,909	15%

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

Research and development expenses increased 15% to $37.8 million for the year ended December 31, 2024 compared to $32.8 million for the year ended December 31, 2023. The rise was mainly due to the increase in salaries and related expenses, resulting from the company-wide bonuses distributed during the year and the growth in the number of R&D employees from 79 in 2023 to 89 in 2024. The increase in clinical trial and sponsored research was primarily due to a new study being initiated in the second quarter of 2023. In addition, there is a decrease in share-based compensation, which was due to the decreased stock option expense per share of new grants compared to the expense of fully amortized grants.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Salaries and related expenses	$1,524	$1,281	$243	19%
Patent filing expense	816	691	125	18%
Share-based compensation	626	465	161	35%
Professional fees	902	1,422	(520)	-37%
Other	846	803	43	5%
Total	$4,714	$4,662	$52	1%

General and administrative expenses increased 1% to $4.7 million for the year ended December 31, 2024. The decrease in professional fees was caused by the service fees associated with the tender offer in June 2023, and a decrease in expense associated with tax services. The increase in salaries and related expenses was due to the company-wide bonuses. In addition, the patent filing expense increased mainly due to the transfer of patents from Janssen to XBiotech.

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2024	2023
Interest income	$9,812	$10,421
Interest expense	(807)	-
Other income	432	883
Foreign exchange gain (loss)	(5,529)	1,893
Total	$3,908	$13,197

The interest income for the years ended December 31, 2024 and 2023 was mainly generated from the Company’s Canadian bank accounts and interest bearing time deposits. The interest expense for the years ended December 31, 2024 was the interest for the convertible loans. The other income during the year ended December 31, 2024 was mainly from the reversal of the previous clinical trial accrual associated with visits that occurred more than 3 years ago for which the Company has not received an invoice. In June 2023, the Company received a sum of $750 thousand from American Stock Transfer & Trust Company, LLC which was recorded as other income during 2023. Foreign exchange gain (loss) was due to the fluctuation between the US dollar and the Canadian dollar in the year ended December 31, 2024 compared to 2023.

Income Taxes

The Company’s income tax benefit for the tax period ended December 31, 2024 of $0.03 million was primarily driven by uncertain tax position activity and the estimated 2024 Canadian loss carryback to 2023. The Company’s income tax expense for the tax period ended December 31, 2023 of $0.24 million was primarily driven by adjustments related to prior periods and current year uncertain tax positions. The Company expects to maintain its full valuation allowance on all jurisdictions during 2025.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2024, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $118.2 million. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. In July 2022, we purchased interest bearing time deposits in the amount of $59.5 million for a one-year term, and upon maturity in July 2023, both the principal amount and the accrued interest were returned. At December 31, 2024, we had cash and cash equivalents of $172.7 million as compared to cash and cash equivalents of $200.0 million at December 31, 2023. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2024	2023
Operating activities	$(30,963)	$(18,725)
Investing activities	(1,304)	61,497
Financing activities	10,450	(9)
Effect of foreign exchange rate on cash and cash equivalents	(5,529)	(46)
Net change in cash and cash equivalents	$(27,346)	$42,717

Operating Activities

During the years ended December 31, 2024 and 2023 net cash used in operating activities was $31.0 million and $18.7 million, respectively. Net cash used in the years ended December 31, 2024 and 2023 primarily resulted from our net losses. The rise was mainly due to the increase in salaries and related expenses and clinical trial expenses.

Investing Activities

During the years ended December 31, 2024 and 2023, our investing activities used net cash of $1.3 million and generated net cash of $61.5 million, respectively. In July 2022, we purchased interest bearing time deposits in the amount of $63.3 million. Upon maturity in July 2023, we obtained both the principal amount and the accrued interest.

Financing Activities

During the year ended December 31, 2024, our financing activities provided net cash of $10.5 million. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million net cash for the construction of a new facility. Additionally, during the year ended December 31, 2024, employees exercised stock options to purchase 50,767 shares of our common stock for approximately $200 thousand in net proceeds. During the year ended December 31, 2023, our financing activities used net cash of $9 thousand. On June 20, 2023, we used approximately $14 thousand to purchase 3,561 common shares at a price of $4.00 per share, relating to the tender offer completed in June 2023. During the year ended December 31, 2023, employees exercised stock options to purchase 1,250 shares of our common stock for approximately $5 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen, as the clinical manufacturing agreement terminated in November 2022. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $172.7 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Austin, Texas

March 18, 2025

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$172,677	$200,023
Accrued interest receivable	700	860
Income tax receivable	158	75
Prepaid expenses and other current assets	1,032	760
Total current assets	174,567	201,718
Property and equipment, net	24,526	24,897
Total assets	$199,093	$226,615

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,223	$2,516
Accrued expenses	2,632	3,501
Income tax payable	-	83
Convertible loan, related party	10,000	-
Convertible loan, third party	250	-
Total current liabilities	15,105	6,100
Long-term liabilities:
Income tax payable	1,720	1,669
Total liabilities	16,825	7,769

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 and 30,436,964 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	273,105	271,152
Accumulated deficit	(90,837)	(52,306)
Total shareholders’ equity	182,268	218,846

Total liabilities and shareholders’ equity	$199,093	$226,615

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	2024	2023

Operating expenses:
Research and development	$37,757	$32,848
General and administrative	4,714	4,662
Total operating expenses	42,471	37,510
Loss from operations	(42,471)	(37,510)

Other income (expense):
Interest income	9,812	10,421
Interest expense	(807)	-
Other income	432	883
Foreign exchange (loss) gain	(5,529)	1,893
Total other income	3,908	13,197
Loss before income taxes	(38,563)	(24,313)
Income tax benefit (expense)	32	(244)
Net loss	$(38,531)	$(24,557)
Net loss per share—basic and diluted	$(1.26)	$(0.81)
Shares used to compute basic and diluted net loss per share	30,460,980	30,438,459

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,

	2024	2023

Net loss	$(38,531)	$(24,557)
Foreign currency translation adjustment	-	(252)
Reclassification of deferred tax assets	-	(574)
Comprehensive loss	$(38,531)	$(25,383)

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands)

			Accumulated Other
	Number of	Common Stock	Comprehensive
	Shares	Amount	Income	Accumulated deficit	Total
Balance at December 31, 2022	30,439	$267,325	$826	$(27,749)	$240,402
Net loss	-	-	-	(24,557)	(24,557)
Tender offer	(4)	(14)	-	-	(14)
Foreign currency translation adjustment	-	-	(252)	-	(252)
Reclassification of deferred tax assets	-	574	(574)	-	-
Issuance of common stock under stock option plan	1	5	-	-	5
Share-based compensation expense	-	3,262	-	-	3,262
Balance at December 31, 2023	30,436	271,152	-	(52,306)	218,846
Net loss	-	-	-	(38,531)	(38,531)
Issuance of common stock under stock option plan	51	200	-	-	200
Share-based compensation expense	-	1,753	-	-	1,753
Balance at December 31, 2024	30,487	$273,105	$-	$(90,837)	$182,268

See accompanying notes to condensed financial statements.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2024	2023
Operating activities
Net loss	$(38,531)	$(24,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,745	1,744
Foreign exchange loss (gain)	5,529	(1,893)
Share-based compensation expense	1,753	3,262
Changes in operating assets and liabilities:
Income tax receivable	(83)	473
Accrued interest receivable	160	356
Prepaid expenses and other current assets	(271)	(160)
Accounts payable	(364)	91
Accrued expenses	(877)	1,895
Income tax payable	(24)	123
Deferred tax liability	-	(59)
Net cash used in operating activities	(30,963)	(18,725)

Investing activities
Purchase of property and equipment	(1,304)	(362)
Proceeds from maturity of interest bearing time deposits	-	61,859
Net cash (used in) provided by investing activities	(1,304)	61,497

Financing activities
Proceeds from convertible loan, related party	10,000	-
Proceeds from convertible loan, third party	250	-
Cash paid in tender offer	-	(14)
Issuance of common stock under stock option plan	200	5
Net cash provided by (used in) financing activities	10,450	(9)
Effect of foreign exchange rate on cash and cash equivalents	(5,529)	(46)

Net change in cash and cash equivalents	(27,346)	42,717
Cash and cash equivalents, beginning of year	200,023	157,306
Cash and cash equivalents, end of year	$172,677	$200,023
Supplemental Information:
Accrued purchases of property and equipment	$70	$19
Cash paid for interest	$400	$-
Cash paid for income taxes	$85	$141

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of December 31, 2024, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $172.7 million at December 31, 2024, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at December 31, 2024 and 2023, the results of its operations and comprehensive loss for the years ended December 31, 2024, and 2023, and the cash flows for the years ended December 31, 2024, and 2023.

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

Share-based compensation expense recognized for the years ended December 31, 2024, and 2023 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,

	2024	2023

Research and development	$1,127	$2,797
General and administrative	626	465
Total share-based compensation expense	$1,753	$3,262

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2024	2023

Weighted-average grant date fair value per share	$3.96	$2.89
Expected volatility	79%-83%	80%-82%
Risk-free interest rate	3.6%-4.4%	3.3%-4.6%
Expected life (in years)	5.00–6.25	5.38–6.25
Dividend yield	-	-

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

At December 31, 2024 and 2023, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and debt approximate their fair values at December 31, 2024 and 2023.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computers and office equipment, scientific equipment, vehicles, mobile facility and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2024.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of the end of the year, resulting in a foreign exchange loss of $5.5 million for the year ended by December 31, 2024 and a foreign exchange gain of $1.9 million for the year ended by December 31, 2023. The Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the year ended December 31, 2024, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive. In addition, 1,921,828 shares of common stock issuable upon conversion of the related party convertible loan (which was the maximum convertible amount based on ownership restrictions) were excluded from the computation of diluted net loss per share as their impact is anti-dilutive. For the year ended December 31, 2023, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements were available to be issued for potential recognition or disclosure in its consolidated financial statements.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Income taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company is in process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements and disclosures.

3. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Computer and office equipment	$290	$279
Furniture and fixtures	133	129
Land	1,418	1,418
Scientific equipment	16,491	16,367
Vehicles	112	112
Building	24,173	24,173
Mobile facility	189	189
Construction in process	1,705	469
Accumulated depreciation	(19,985)	(18,239)
	$24,526	$24,897

Depreciation expenses related to property and equipment amounted to approximately both $1.7 million for the years ended December 31, 2024, and 2023. Construction in process is related to research and development and manufacturing equipment. Depreciation expense is allocated between research and development and general and administrative expense line items on the consolidated statements of operations (in thousands).

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2024, and 2023 (in thousands):

	2024	2023
Accrued compensation and related expenses	$611	$562
Accrued professional fees	27	52
Accrued clinical trial expenses	1,502	2,826
Accrued convertible loan interest	404	-
Other	88	61
	$2,632	$3,501

5. Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman. The Loan provided $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan was secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals. At Mr. Simard’s election, the balance could be converted to XBiotech stock at any time the Loan balance was outstanding at a fixed conversion price equal to $4.048 per share. The conversion feature was subject to a 19.9% cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan included an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific acceleration events, including certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allowed Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan is funded or upon certain other conditions set forth in the Loan. The Loan had a contractual maturity date of January 3, 2029. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors. During 2024, the Company paid $400 thousand in interest and accrued $400 thousand in interest as of December 31, 2024. If the loan had been settled on December 31, 2024, the outstanding balance could have been converted into 1,930,983 shares of XBiotech stock at a fixed conversion price of $4.048 per share. The remaining balance of $2,183,380.82 is paid in cash. On January 31, 2025, the Loan was terminated upon full repayment by the Company. As a result, all conversion rights to XBiotech stock associated with the Loan were extinguished.

6. Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

During the year ended December 31, 2024, 50,767 shares of common stock were issued upon the exercise of stock options, at prices ranging from $3.38 to $5.62 per share, for total proceeds of $200 thousand.

On May 17, 2023, XBiotech announced that it had commenced a “modified Dutch auction” tender offer to purchase up to $80.0 million of its common shares, or such lesser number of common shares as are properly tendered and not properly withdrawn, at a price not less than $3.80 nor greater than $4.00 per common share, to the seller in cash.  The tender offer expired on June 15, 2023.

On June 20, 2023, the Company announced the final results of its “modified Dutch Auction” tender offer. The Company accepted for purchase 3,561 shares of its common stock, at a price of $4.00 per share, for an aggregate cost of approximately $14 thousand, excluding fees and expenses related to the tender offer. These shares represented an immaterial percent of the shares outstanding. These repurchased shares were retired and have been classified to reduce common stock in the accompanying consolidated balance sheet as of December 31, 2023.

During the year ended December 31, 2023, 1,250 shares of common stock were issued upon the exercise of stock options at a price of $3.84 per share for total proceeds of $4,800.

7. Common Stock Options

On November 11, 2005, the Board of Directors of the Company adopted the XBiotech Inc. 2005 Incentive Stock Option Plan (the “2005 Plan”), and on March 24, 2015, the Board of Directors of the Company adopted the XBiotech Inc. 2015 Equity Incentive Plan (the “2015 Plan” and, together with the 2005 Plan, the “Plans”) pursuant to which the Company may grant incentive stock and non-qualified stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

All options under the Plans will be non-transferable and may be exercised only by the participant, or in the event of the death of the participant, a legal representative until the earlier of the options’ expiration date or the first anniversary of the participant’s death, or such other date as may be specified by the Compensation Committee.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	4,558,902	$2.71-$21.74	$10.47
Granted	809,600	3.38-6.04	2.89
Exercised	(1,250)	3.84	3.84
Forfeitures	(327,734)	3.84-19.09	10.43
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	262,000	4.05-11.81	6.31
Exercised	(50,767)	3.38-5.62	3.92
Forfeitures	(919,166)	3.84-19.92	11.52
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2024, and 2023, was $3.96 and $2.89, respectively. The total intrinsic value of options exercisable and total options outstanding at December 31, 2024, was approximately $50 thousand and $70 thousand. The total fair value of options vested during the years ended December 31, 2024, and 2023 was $1.6 million, and $3.5 million, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	Year Ended December 31,
	2024		2023
	Shares	Weighted Average Granted Date Fair Value	Shares	Weighted Average Granted Date Fair Value
Nonvested at January 1,	571,925	$3.30	429,450	$8.25
Granted during the period	262,000	3.96	809,600	2.89
Vested during the period	(502,675)	3.42	(569,100)	6.17
Forfeited during the period	(73,750)	4.42	(98,025)	5.14
Nonvested at end of period	257,500	$3.35	571,925	$3.30

As of December 31, 2024, there was approximately $0.4 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.0 years.

The weighted-average remaining contractual term of outstanding options as of December 31, 2024 is 5.5 years. Total exercisable stock options as of December 31, 2024 is 4.1 million. The weighted-average exercise price of options exercisable as of December 31, 2024 is $9.15 per share and the weighted-average remaining contractual term is 5.3 years.

8. Net Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2024, and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(38,531)	$(24,557)
Weighted-average number of common shares—basic	30,460,980	30,438,459
Net loss per share—basic	$(1.26)	$(0.81)
Weighted-average number of common shares—diluted	30,460,980	30,438,459
Net loss per share—diluted	$(1.26)	$(0.81)

9. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$(26,313)	$(27,144)
Foreign	(12,250)	2,831
Total	$(38,563)	$(24,313)

The components of the provision for income taxes are as follows for the years ended December 31, 2024, and 2023 (in thousands):

Current	2024	2023
United States	$(49)	$130
Foreign	17	173
Total	(32)	303
Deferred
United States	-	-
Foreign	-	(59)
Total	-	(59)

Total income tax expense (benefit)	$(32)	$244

The provision for income taxes differs from the amount computed by applying the Canada statutory rate to pre-tax income as follows for the years ended December 31, 2024, and 2023:

	2024	2023
Income tax benefit computed at federal tax rate	27.0%	27.0%
Foreign operations	(3.4)%	(5.4)%
Change in valuation allowance	(22.8)%	(26.1)%
Tax credits generated	7.0%	8.6%
Prior year adjustments	3.0%	(2.3)%
Changes in uncertain tax positions	(0.1)%	(0.4)%
Foreign exchange gain and loss	(3.9)%	2.1%
Stock compensation	(1.1)%	(2.4)%
Non-deductible compensation	(5.8)%	(6.8)%
Foreign Liquidation	0.0%	4.5%
Other	0.2%	0.3%
Total	0.1%	(1.0	) %

The effective tax rate for the periods ended December 31, 2024 and December 31, 2023 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded and a benefit may not be recognized.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	2024	2023
Net operating loss carryforwards	$2,799	$1,288
Research and other credits	9,150	5,851
Stock based compensation	1,760	2,530
Capitalized research expenses	12,654	7,800
Share issuance costs	-	39
Accrued liabilities	414	696
Deferred tax assets before valuation allowance	26,777	18,204
Valuation allowance	(26,382)	(17,576)
Deferred tax assets	395	628

Depreciation	323	535
Prepaid assets	72	93
Deferred tax liability	395	628
Net deferred tax asset (liability)	$-	$-

For the year ended December 31, 2024, the Company has a USA federal net operating loss carryforward of $3.2M which will carryforward indefinitely. The Company has $9.4 million of USA federal research and development tax credits carryforwards which are presented in the financial statements net of $1.7 million of related uncertain tax positions, which will begin to expire in 2037. In addition, the Company has $1.8 million of Texas research and development tax credits carryforwards which are presented in the financial statements net of $0.4M of related uncertain tax positions, which will begin to expire in 2042. The Company has a Canada net operating loss carryforward of $1.6 million, which will begin to expire in 2044. This amount excludes the $0.3 million expected to be carried back to the 2023 tax year. Also, after weighing all available and positive and negative evidence the Company determined a full valuation allowance for all jurisdictions was necessary.

For the year ended December 31, 2024, the Company has not recorded any outside basis difference deferreds given its intention to indefinitely reinvest earnings from its foreign operations. In addition, given the Company's estimated outside tax basis in its USA investment is in excess of book basis, therefore there is no unrecognized deferred tax liability.

The Company is subject to income tax in multiple jurisdictions, including Canada, USA, and the state of Texas. The Company has Canadian, USA, and Texas income tax returns that are open to examination for the 2021, 2021, and 2020 tax years, respectively. In addition, the utilization of tax carryforwards, from years prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Balance as of January 1	$2,973	$2,864
Additions based on tax positions related to the current year	660	389
Additions for tax positions of prior years	106	260
Reductions for tax positions of prior years	-	(4)
Settlements & statute of limitations	(305)	(536)
Balance at December 31	$3,434	$2,973

The Company recognized interest and penalties related to unrecognized tax benefits of $98 thousand and $93 thousand as a component of income tax expense for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, there are both $1.7 million, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. In addition, it is reasonably possible that approximately $0.1 million of the unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations. No other positions are expected to significantly decrease within the next 12 months.

10. Subsequent Event

On January 31, 2025, the Convertible Loan Agreement (the "Loan") dated as of January 3, 2024, between XBiotech Inc. and John Simard, the Company's Founder, President, Chief Executive Officer, and Chairman, was terminated upon full repayment of the Loan and the interest by the Company. As a result, all conversion rights to XBiotech stock at $4.048 per share associated with the Loan were extinguished.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate by reference the information required by this item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 28, 2025 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders to be held on June 20, 2025.

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

3.3	Articles of XBiotech Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 27, 2015)

4.1*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.13+

Board Member Agreement, dated as of February 27, 2018, by and between XBiotech Inc. and Jan-Paul Waldin. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.14+

Board Member Agreement, dated as of March 20, 2018, by and between XBiotech Inc. and Donald H. MacAdam. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.15+

Board Member Agreement, dated as of July 10, 2019, by and between XBiotech Inc. and Peter Libby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2019)

10.16†

IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.17†

Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-K filed on March 16, 2020)

10.18†

Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 10-K filed on March 16, 2020)

10.19†*	XBiotech Inc. Insider Trading Policy

97*	XBiotech Inc. Clawback Policy

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Whitley Penn LLP

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

101*

The following financial statements from the XBiotech Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of shareholders’ equity; (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2025.

XBIOTECH INC.,

/s/ JOHN SIMARD
Name:	John Simard
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ JOHN SIMARD John Simard, Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2025

/s/ ANGELA HU Angela Hu, Principal Financial Officer and Principal Accounting Officer	March 18, 2025

/s/ W. THORPE MCKENZIE W. Thorpe McKenzie, Director	March 18, 2025

/s/ Jan-Paul Waldin Jan-Paul Waldin, Director	March 18, 2025

/s/ Peter Libby Peter Libby, Director	March 18, 2025

/s/ TAK W. MAK Tak W. Mak, Director	March 18, 2025