Form 10-K/A
period 2024-12-31
XBiotech Inc.
filed 2025-04-29
CIK 1626878

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

As of March 18, 2025, 30,487,731 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 726	Auditor Name: Whitley Penn LLP	Auditor Location: Austin, Texas

XBiotech Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024 of XBiotech, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2024. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2024. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions held by each of our directors and executive officers for the fiscal year ended December 31, 2024.

Name	Age	Position Held With the Company
John Simard	63	Founder, President, Chief Executive Officer & Chairman

W. Thorpe McKenzie	77	Director

Jan-Paul Waldin, Esq.	76	Lead Director

Peter Libby, M.D.	78	Director

Tak W. Mak, Ph.D.	78	Director

Dr. Sushma Shivaswamy, Ph.D.	47	Chief Scientific Officer

Angela Hu	43	Director of Finance

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

Mr. McKenzie was selected to serve on our Board of Directors based on his experience with corporate financings and his role as an investor in XBiotech. Mr. McKenzie served as a director until his retirement on March 27, 2025.

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

Mr. Waldin was selected to serve on our Board of Directors based on his knowledge and experience with publicly traded companies and corporate law. Due to these qualifications, the Board has elected him to serve as Chairman of the Nominating and Corporate Governance Committee.

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

Tak W. Mak, Ph.D., was appointed to the Company’s Board of Directors on December 24, 2024. Dr. Mak is a world-renowned scientist who serves as a professor in the Departments of Medical Biophysics and Immunology at the University of Toronto and has been inducted into the Canadian Medical Hall of Fame. In 1984, he identified and cloned the T cell receptor, which advanced basic and applied fields of immunology and opened the door for the development of modern immunotherapies. In 1993, Dr. Mak launched the Amgen Research Institute in Toronto, firmly establishing Toronto as one of the world’s leading centers of biomedical research. Dr. Mak’s work led to medical innovation that changed the foundation of oncology—identification of the immune checkpoint inhibitor CTLA-4, has become one of the most important therapeutic targets in oncology today. Dr. Mak cofounded Agios Pharmaceuticals, a cellular metabolism-focused biotechnology company that has developed multiple FDA-approved cancer treatments. The Cancer Research Institute awarded Dr. Mak the 2023 William B. Coley Award for Distinguished Research in Basic and Tumor Immunology, which is the CRI’s highest scientific honor.

Dr. Mak was selected to serve on our Board based on his extensive experience, accolades, and thought leadership in the field of immunology, his role in the development of modern immunotherapies, and his experience co-founding another biotechnology company.

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

Board of Directors

Our Board of Directors currently consists of four directors. The Company invites and encourages all directors and nominees for director to attend the annual meeting of shareholders.

Board Leadership Structure

Our Board of Directors is currently chaired by John Simard, our Chief Executive Officer. Jan-Paul Waldin, Esq. currently serves as the Company’s independent lead director. Our Board of Directors believes that, given the perspective, experience, and expertise that Mr. Simard brings as the founder of the Company, he is the most equipped individual to serve as both CEO and Chairman of the Board and his service in these capacities is appropriate and in the best interests of our Board of Directors, our company and our shareholders. Jan-Paul Waldin serves on our Board of Directors, is chairman of the nominating and corporate governance committee and is currently the sole member of the audit committee and compensation committee.

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

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information in 2024 for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance and Nominating
Jan-Paul Waldin	X		X			*
W. Thorpe McKenzie	X	*	X
Donald H. MacAdam	X		X	*
Peter Libby
Total meetings in 2024	4		1

*	Committee Chairperson

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

Our Audit Committee is currently composed of one director, Mr. Jan-Paul Waldin, due to the passing of Mr. Donald MacAdam in July 2024 and Mr. Thorpe McKenzie’s retirement in March 2025. Our Board of Directors has adopted a written charter of the Audit Committee that is available to shareholders on the Company’s website at www.xbiotech.com. Our Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to audit committee members.

Our Board of Directors determined that Mr. McKenzie qualified as an “audit committee financial expert” prior to his retirement based on a qualitative assessment of Mr. McKenzie’s level of knowledge and experience based on a number of factors, including being a graduate of the Wharton Graduate division of the University of Pennsylvania, followed by a career in the finance industry spanning several decades, including extensive executive experience overseeing the preparation of financial statements and related matters. Due to the recency of Mr. McKenzie’s retirement and the Company’s intent to nominate additional directors to fill the current vacancies on the Audit Committee, the Board has not currently designated an “audit committee financial expert” to serve on the Audit Committee at this time. The Board also has determined that Mr. Waldin is sufficiently proficient in reading and understanding the company’s financial statements to serve on the Audit Committee.

1 Mr. MacAdam passed away on July 10, 2024.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management of the Company and the independent auditor the audited financial statements for the fiscal year ended December 31, 2024. The Audit Committee has reviewed and discussed with the independent registered public accounting firm the matters required to be discussed and all communications required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors, and the Board subsequently approved the recommended, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for filing with the SEC.

THE AUDIT COMMITTEE

Mr. Jan-Paul Waldin

Compensation Committee

The Compensation Committee was established by our Board of Directors in February 2015 and is currently composed of one director, Mr. Jan-Paul Waldin, due to the passing of Mr. Donald MacAdam in July 2024 and Mr. Thorpe McKenzie’s retirement in March 2025. The Board of Directors reviews the NASDAQ listing standards definition of independence for Compensation Committee members on an annual basis and has determined that all members of the Company’s Compensation Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to compensation committee members, and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

Compensation Committee Processes and Procedures

The Compensation Committee meets at least once annually and with greater frequency if necessary. Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of one director, Mr. Jan-Paul Waldin (Chair), due to the passing of Mr. Donald MacAdam in July 2024 and Mr. Thorpe McKenzie’s retirement in March 2025. Mr. Waldin is independent as defined under NASDAQ listing standards. The Nominating and Corporate Governance Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

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

Meetings of the Board of Directors

The Board of Directors met four times during 2024, the Company’s last fiscal year. All directors who served in 2024 attended all of the meetings of the Board and of the committees on which they served.

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

To the Company’s knowledge, based solely on a review of the reports filed electronically with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” with respect to certain portions of the executive compensation disclosure in this Amendment.

The following table shows for the fiscal years ended December 31, 2024 and December 31, 2023, compensation awarded to, paid to, or earned by, our principal executive officer and our two other executive officers (the “Named Executive Officers”) listed below:

•	John Simard, Founder, President, Chief Executive Officer & Chairman;

•	Sushma Shivaswamy, Ph.D., Chief Scientific Officer; and

•	Angela Hu, Director of Finance

Summary Compensation Table for Fiscal Years 2024 and 2023

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Bonus($)(2)	All Other Compensation($)(3)	Total ($)
John Simard, President & Chief Executive Officer	2024	1,205,083	-	5,030,000	10,498	6,245,581
	2023	1,065,440	-	4,480,000	11,041	5,556,481
Sushma Shivaswamy, Ph.D. Chief Scientific Officer	2024	450,000	-	197,074	10,498	657,572
	2023	445,190	270,509	-	4,800	720,499
Angela Hu, Director of Finance	2024	200,000	-	80,000	5,419	285,419
	2023	193,333	81,153	-	4,800	279,286

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 and 2023, as applicable, computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)

Amounts shown represent discretionary performance bonuses earned for 2024 and 2023. Mr. Simard was granted a cash bonus of $5,030,000 in 2024 and $4,480,000 in 2023, which was paid in the second quarter of 2024 and 2023, respectively.

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

Employment Agreement with John Simard. We entered into an employment agreement and change of control agreement with John Simard, our Chief Executive Officer and President on March 22, 2005. The employment agreement is for an indefinite term. Mr. Simard’s current annual base salary is $1,250,000 per year, and he is eligible under the agreement for an annual incentive cash payment of up to 35% of his base salary, subject to the achievement of short-term and long-term business performance objectives as well as personal performance objectives, as established from time to time by the board or Compensation Committee. The employment agreement contains customary non-competition and non-solicitation provisions which apply for a period of six months after Mr. Simard’s employment is terminated for any reason. In addition, Mr. Simard agrees that all intellectual property developed by him during the term of his employment agreement shall be our property. If Mr. Simard is terminated without cause, if he resigns for good reason or if there is a change in control, he is entitled to certain severance benefits. Mr. Simard may voluntarily resign for any reason by providing us with three months prior notice. We may elect to waive all or a portion of such notice by paying to Mr. Simard his base salary that he would have earned if he had remained employed by us for the full duration of such notice period. If Mr. Simard terminates his employment within 12 months after a “change of control” for “good reason” or if he is terminated without cause, we will make a lump sum payment to him equal to twelve month of his base salary, plus other sum owed to him for arrears of salary, vacation pay and, if awarded, his performance bonus, subject to his prior resignation as a director. Additionally, if Mr. Simard terminates his employment within 12 months after a change of control or for good reason, all unvested stock options held by him will immediately vest on such termination and will survive and be exercisable by Mr. Simard, along with his vested options, in accordance with the terms of the option agreements. To the extent permitted by applicable law, we will provide health, medical, dental and other insurance benefits to Mr. Simard for a period of one year after his termination date.

Offer Letters with Other Named Executive Officers. There are no employment agreements for Dr. Shivaswamy or Ms. Hu. We entered into an offer letter with Dr. Shivaswamy upon her hiring, which originally provided that she was paid an annual base salary of $70,000 per year as well as granted stock options. Dr. Shivaswamy’s current base salary is $450,000 and from time to time she receives option grants as approved by the Board of Directors or Compensation Committee. We entered into a written employment arrangement with Ms. Hu, pursuant to which she received a base salary of $200,000 and from time to time she receives option grants as approved by the Board of Directors or Compensation Committee.

None of the Named Executive Officers’ employment agreements or offer letters provide for the gross up of any excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). If any of the payments under the employment agreements or offer letters would constitute a “parachute payment” within the meaning of Section 280G of the Code, subject to the excise tax imposed by Section 4999 of the Code, the employment agreements and offer letters provide for a best-after tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in the executive officer’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax. .

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, Mr. Simard is eligible to receive severance and change in control benefits under the terms of his employment agreement described above under “—Employment Agreements with Named Executive Officers.”

Additionally, stock options granted to our Named Executive Officers are subject to the change in control provisions set forth in the 2005 Plan and the 2015 Plan, as applicable, and as further described below under “Equity Compensation Plans and Other Benefit Plans.”

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards at December 31, 2024

Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Simard	03/31/2016(1)	48,125		$9.45	3/30/2026
	06/19/2017(2)	61,516		$4.24	6/19/2027
	06/19/2018(3)	110,740		$4.44	6/18/2028
	06/27/2019(4)	150,000		$7.45	6/26/2029
	12/06/2019(5)	500,000		$11.12	12/5/2029

Sushma Shivaswamy	6/19/2017(6)	50,000		$4.24	06/19/2027
	11/20/2017(7)	150,000		$4.13	11/19/2027
	01/04/2019(8)	15,000		$5.26	01/03/2029
	11/06/2019(9)	100,000		$10.36	11/05/2029
	11/19/2021(10)	100,000		$12.67	11/18/2031
	02/10/2023(11)	75,000	25,000	$3.84	02/09/2033

Angela Hu	04/01/2015(12)	4,500		$19.00	04/01/2025
	01/04/2019(13)	5,000		$5.26	01/03/2029
	11/06/2019(14)	10,000		$10.36	11/05/2029
	11/19/2021(15)	10,000		$12.64	11/18/2031
	02/10/2023(16)	22,500	7,500	$3.84	02/09/2033

(1)	Fully vested as of March 31, 2019.
(2)	Fully vested as of June 19, 2020.
(3)	Fully vested as of June 19, 2021.
(4)	Fully vested as of June 27, 2022.
(5)	Fully vested as of December 6, 2020.
(6)	Fully vested as of June 19, 2020.
(7)	Fully vested as of November 20, 2020.
(8)	Fully vested as of January 4, 2021.
(9)	Fully vested as of November 6, 2022.
(10)	Fully vested as of November 19, 2023.
(11)	The options vest at the rate of one-fourth of the total number of shares subject to the option over two years with the initial vesting event on August 10, 2023.
(12)	Fully vested as of April 1, 2019. Expired in accordance to its terms as of April 1, 2025.
(13)	Fully vested as of January 4, 2021.
(14)	Fully vested as of November 06, 2022.
(15)	Fully vested as of November 19, 2023.
(16)	The options vest at the rate of one-fourth of the total number of shares subject to the option over two years with the initial vesting event on August 10, 2023.

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee currently consists of Jan-Paul Waldin due to the passing of Mr. Donald MacAdam in July 2024 and Mr. Thorpe McKenzie’s retirement in March 2025. No member of the Compensation Committee has ever been an officer or employee of ours and no member is party to a related party transaction with us. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

In 2024, we determined the median employee by analyzing base salary and wages (including overtime, stock option, etc.) for all active employees (annualized based on full-time or part-time hourly or salaried status for 2024 if employed for less than the full year) in and outside the United States as of December 31, 2024. We calculated the median employee’s total compensation for 2024 in accordance with the rules applicable to disclosure of compensation in the summary compensation table. The total compensation of the median employee based on this methodology and criteria for 2024 was $100,800.

Mr. Simard’s total compensation for 2024, as reported in the Summary Compensation Table, was $6,245,581. Therefore, the annual CEO total compensation was approximately 62 times that of the median annual total compensation of all other employees in 2024.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our company.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”)(4)	Net Income (Loss) (millions)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	6,245,581	6,245,581	471,495	471,495	2.25	(38.53)
2023	5,556,481	5,556,481	499,893	324,062	13.96	(24.56)
2022	4,670,934	4,670,934	356,748	356,748	(68.64)	(32.90)

(1)

The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Simard (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation-Summary Compensation Table.”

(2)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Simard) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Simard) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023 and 2024 Dr. Shivaswamy and Ms. Hu and for 2022, Dr. Shivaswamy and Ms. Queena Han.

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

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2024	471,495	-	471,495
2023	499,893	(175,831)	324,062
2022	356,748	-	356,748

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

Compensation Actually Paid and Net Income (Loss)

Our business model includes discovery and development of drug candidates for potential sale prior to marketing authorization. Revenues are thus periodic (however, during the current reporting there was ongoing revenue associated with Janssen agreement related to our sale of bermekimab in 2019.). Our company has historically looked to value creation of is pipeline of assets rather than to net income (loss) as a performance measure for our executive compensation program. Compared to 2023, our net loss in 2024 increased due to the expansion and initiation of new clinical trials and other research and development activities. Compensation actually paid for our principal executive officer and non-PEO named executive officers increased in 2024 compared to 2023.

Compensation Actually Paid and Cumulative TSR

The compensation actually paid to our principal executive officer and non-PEO named executive officers during the periods presented are related to performance measures with respect to the potential transactional value and market potential with our pipeline of drug candidates. To align executive compensation with performance, we employ several measures, but they are generally not financial performance measures, such as TSR. For compensation we consider both stock options and discretionary cash bonuses as an essential part of our executive incentive and retention program. Stock options only generate value if the market price of our common stock increases and the executive officer remains employed with us during the vesting period and align our executive officers’ interests with those of our shareholders. Discretionary cash bonuses provide strong incentive and retention value and is generally less costly to the Company in the long term than stock based compensation. Compared to 2023, in 2024, our TSR decreased in 2024 and the compensation actually paid for our principal executive officer and non-PEO named executive officers increased.

Policies and Practices for Granting Certain Equity Awards

We maintain an Insider Trading Policy that generally prohibits Company personnel from engaging in securities transactions while in possession of material nonpublic information. A copy of the Insider Trading Policy was filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for 2024. While we do not maintain separate formal policies with respect to the timing of awarding options in relation to the disclosure of material nonpublic information, our Board and Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

During fiscal year 2024, no stock options were awarded to any of our named executive officers during the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form), and ending one business day after the filing or furnishing of such report.

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

The following table shows for the fiscal year ended December 31, 2024 certain information with respect to the compensation of all non-employee directors of the Company. Because John Simard serves as Chief Executive Officer of the Company, he does not receive compensation for his services as Chairman of the Board.

Director Compensation for Fiscal Year 2024

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
W. Thorpe McKenzie	90,915	130,595	-	221,510
Jan-Paul Waldin	97,185	130,595	-	227,780
Peter Libby	62,700	130,595	-	193,295
Donald H. MacAdam	87,780	130,595	-	218,375

(1)

Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2024 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

Pursuant to the terms of their Board Member Agreements or other agreements with the Company. McKenzie, MacAdam, Waldin, and Libby were each granted 37,500 nonstatutory stock options under the Company’s 2015 Equity Incentive Plan, which options were granted at the closing sales price per share of the Company’s Common Stock on the date of issuance. All such options vest in two equal portions at six months and one year from the Grant Date and expire ten years from the Grant Date.

(3)	The aggregate number of outstanding options held by McKenzie, Waldin, and Libby as of December 31, 2024 was 317,500, 200,000 and 137,500, respectively.

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

Respectfully submitted by the members of the compensation committee of the Board of Directors:

Jan-Paul Waldin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 18, 2025 by (i) each of our directors; (ii) each of our Named Executive Officers as defined below under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 5% of our outstanding common stock and (iv) all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 17, 2024, which is 60 days after March 18, 2025.

Percentage of beneficial ownership is based on 30,487,731 shares of common stock outstanding as of March 18, 2025.

Beneficial Owner	Number of Shares	Percent of Total
Name and address of Greater than 5% Shareholders
Thomas Gut (1) Lindenberg Family Office Ltd. Laternengasse 5 8001 Zurich, Switzerland	3,914,111	12.8%
Named Executive Officers and Directors (2)
John Simard	5,719,775	17.7%
Jan-Paul Waldin	381,493	1.2%
W. Thorpe McKenzie (3)	2,987,509	9.7%
Peter Libby	143,750	*
Sushma Shivaswamy	515,000	1.7%
Angela Hu	85,000	*
All named executive officers and directors as a group (6 persons) (4)	9,832,527	29.3%

*	Less than one percent.

(1)	Based on information set forth in a Form 13/G filed with the SEC on February 7, 2024.
(2)

These figures include shares of common stock underlying stock options held by our Chief Executive Officer and directors that are immediately exercisable or scheduled to become immediately exercisable within 60 days of March 18, 2025. Underlying stock options include the following amounts: John Simard – 1,896,609; Jan-Paul Waldin – 181,250; Thorpe McKenzie- 283,750; Peter Libby – 118,750; Sushma Shivaswamy – 515,000 and Angela Hu – 59,500.

(3)

Mr. McKenzie served as a director until his retirement on March 27, 2025. This figure includes 66,748 shares held by the McKenzie Foundation, 31,864 shares held by Mr. McKenzie’s spouse and 7,676 shares held in a Trust for Mr. McKenzie’s stepchildren.

(4)

Includes 3,054,859 shares of common stock underlying stock options held by our executive officers and directors (6 persons total) that are immediately exercisable or are scheduled to become exercisable within 60 days of March 18, 2025.

Equity Compensation Plans and Other Benefits Plans

2005 Incentive Stock Option Plan (the “2005 Plan”).

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

Pursuant to the terms of the 2005 Plan, the 2005 Plan automatically terminated on the tenth anniversary of its effective date, namely, November 11, 2015. Following this expiry, no additional awards have been or will be granted under the 2005 Plan. However, all stock options granted under the 2005 Plan prior to the initial public offering continue to be governed by the terms of the 2005 Plan

2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

The 2015 Plan automatically terminated on April 1, 2025. No further awards may be granted under the 2015 Plan, but any awards granted prior to such termination remain outstanding in accordance with their terms. As of December 31, 2024, award with respect to 4,316,585 common shares were outstanding under the 2015 Plan.

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

401(k) Plan.

All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $23,000 in 2024 (additional salary deferrals not to exceed $7,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, Mr. Simard is eligible to receive severance and change in control benefits under the terms of his employment agreement described above under “—Employment Agreements with Named Executive Officers.”

Additionally, with respect to awards under the 2015 Plan, in the event of a merger or change of control, as defined in the 2015 Plan, an outstanding award may, at the determination of the Board (i) be assumed or substantially equivalent award substituted by the acquiring or succeeding corporation; (ii) be terminated upon or immediately prior to the merger or change of control (with or without payment or receipt of any consideration); (iii) vest and become exercisable, realizable or payable, or applicable restrictions lapse prior to or upon consummation of the merger or change of control; or (iv) any combination of the foregoing. If a successor corporation does not assume or provide a substitute for an outstanding award, such award shall fully vest and the participant shall have the right to exercise all of his or her outstanding Options and SARs and all restrictions on Restricted Share Awards and RSU Awards will lapse, and, with respect to awards subject to performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2005 Incentive Stock Option Plan	15,000	(1)	$15.00	-	(2)
2015 Equity Incentive Plan	4,316,585	(1)	$8.87	1,971,634	(3)
Equity compensation plans not approved by shareholders:
None

(1)	All shares issuable upon exercise of options.
(2)	The 2005 Incentive Stock Option Plan expired in November 2015.
(3)	The 2015 Equity Incentive Plan expired on April 1, 2025. No awards may be granted under the 2015 Plan following its expiration

For more information about the 2005 Incentive Stock Option Plan and the 2015 Equity Incentive Plan, please refer to the section above entitled “—Equity Compensation Plans and Other Benefit Plans”, as well as Note 7 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Parties

Policies and Procedures for Related Party Transactions. As set forth in our audit committee charter, our audit committee is responsible for reviewing and approving, in accordance with the Company’s Related Party Transaction Policy, any proposed transaction between the Company and any related party as defined by applicable law, the SEC rules and the Nasdaq Rules, which consist of all transactions and series of similar transactions to which we were a party or will be a party and in which any of our directors, executive officers and holders of more than 5% of our voting securities and their respective affiliates has a direct or indirect material interest. As used in this section, the terms “related person” and “transaction” have the meanings set forth in Item 404(a) of Regulation S-K under the Securities Act. In the course of its review and approval of transactions with related persons, the audit committee considers:

· the nature of the related person’s interest in the transaction;

· the material terms of the transaction, including the amount involved and the type of the transaction;

· the importance of the transaction to the related person and to XBiotech;

· whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our shareholders; and

· any other matters the audit committee deems appropriate.

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

Related Transactions. During the last two completed fiscal years, we have not been a party to any transaction or series of transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end, in which any of our directors, executive officers, or holders of more than 5% of our shares, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections of this proxy captioned “Director Compensation” and “Executive Compensation” and the previously disclosed Convertible Loan Agreement (the “Loan”) dated January 3, 2024 between the Company and Mr. Simard, our Chief Executive Officer and chairman of the Board of Directors. The Loan provides $10 million in funding for the construction of a new, state-of-the-art research and development facility at 5217 Winnebago Lane in Austin, Texas. The Loan is secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals after the Loan is funded. At Mr. Simard’s election, the balance may be converted to XBiotech stock at any time the Loan balance is outstanding at a fixed conversion price equal to the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of this Loan, which is $4.048 per share. The conversion feature is subject to a cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan also allows Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the Loan is funded or upon certain other conditions set forth in the Loan. On January 31, 2025, the Loan was terminated upon full repayment of the Loan in principal and interest by the Company. As a result, all conversion rights to XBiotech stock at $4.048 per share associated with the Loan were extinguished.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following three directors are independent within the meaning of the applicable NASDAQ listing standards: Mr. Jan-Paul Waldin, Dr. Peter Libby and Dr. Tak W. Mak. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ratification of Selection of Independent Registered Public Accounting Firm

The Audit Committee has selected Whitley Penn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025 and has further directed that management submit the selection of independent registered public accounting firm for ratification by the shareholders at the annual meeting. Whitley Penn has audited the Company’s financial statements for the fiscal year ending December 31, 2024. Representatives of Whitley Penn are not expected to be present at the annual meeting and will not have an opportunity to make a statement or to respond to questions from the shareholders.

Whitley Penn was ranked as a “Top 100 Firm” in Accounting Today during 2024. They have an extensive team of experienced audit, tax, consulting and valuation professionals. For more than 20 years, Whitley Penn has been named to the “Best of the Best” listing by INSIDE Public Accounting, the publication’s report of the top 25 accounting firms in the country. INSIDE Public Accounting is a national monthly publication that reports on the accounting industry.

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

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and December 31, 2023, by Whitley Penn, the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2024	2023
	(in thousands)
Audit Fees(1)	$284	$290
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-
Total Fees	$284	$290

(1)

Audit fees consist of fees billed for professional services by Whitley Penn for audit and quarterly review of our financial statements and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for tax consultation services for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for publications provided by Whitley Penn.

In connection with the audit of the 2024 and 2023 financial statements, the Company entered into an engagement agreement with Whitley Penn which sets forth the terms by which Whitley Penn will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.

During the fiscal years ended December 31, 2024 and December 31, 2023, none of the total hours expended on the Company’s financial audit by Whitley Penn was provided by persons other than the full-time permanent employees.

None of Whitley Penn’s reports on the Company’s financial statements for the fiscal year ended December 31, 2024 and December 31, 2023 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2024 and 2023, there were (i) no disagreements between the Company and Whitley Penn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Whitley Penn, would have caused Whitley Penn to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies And Procedures

The Audit Committee’s policy is to pre-approve the scope of all audit and non-audit services rendered by the Company’s independent registered public accounting firm. Audit services and permitted non-audit services must be pre-approved by the full Audit Committee.

There were no non-audit services provided in all fiscal year 2023 and 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2025

XBIOTECH INC.

By:	/s/ John Simard
John Simard
President and Chief Executive Officer
(Principal Executive Officer)