Form 10-Q
period 2025-06-30
XBiotech Inc.
filed 2025-08-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37437

XBIOTECH INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	__
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

(Address of principal executive offices) (Zip Code)

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

As of August 13, 2025, there were 30,487,731 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	6
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	7
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 (unaudited) and 2024 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II—OTHER INFORMATION
Item 1.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025 (Unaudited)	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$152,938	$172,677
Accrued interest receivable	480	700
Income tax receivable	158	158
Prepaid expenses and other current assets	1,313	1,032
Total current assets	154,889	174,567
Property and equipment, net	23,793	24,526
Total assets	$178,682	$199,093

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,431	$2,223
Accrued expenses	2,410	2,632
Income tax payable	16	-
Convertible loan, related party	-	10,000
Convertible loan, third party	-	250
Total current liabilities	3,857	15,105
Long-term liabilities:
Income tax payable	1,761	1,720
Total liabilities	5,618	16,825

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 shares issued and outstanding at June 30, 2025 and December 31, 2024	276,541	273,105
Accumulated deficit	(103,477)	(90,837)
Total shareholders’ equity	173,064	182,268

Total liabilities and shareholders’ equity	$178,682	$199,093

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$5,336	$12,984	$16,954	$22,809
General and administrative	1,000	1,982	2,932	3,010
Total operating expenses	6,336	14,966	19,886	25,819
Loss from operations	(6,336)	(14,966)	(19,886)	(25,819)

Other income:
Interest income	1,530	2,689	3,034	5,347
Interest expense	-	(200)	(88)	(400)
Other (expense) income	(3)	-	992	-
Foreign exchange gain (loss)	3,081	(554)	3,365	(2,136)
Total other income	4,608	1,935	7,303	2,811
Loss before income taxes	(1,728)	(13,031)	(12,583)	(23,008)
Income tax (expense) benefit	(28)	25	(57)	-
Net loss	$(1,756)	$(13,006)	$(12,640)	$(23,008)
Net loss per share—basic and diluted	$(0.06)	$(0.43)	$(0.41)	$(0.76)
Shares used to compute basic and diluted net loss per share	30,487,731	30,456,101	30,487,731	30,461,335

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at March 31, 2025	30,488	$276,434	$(101,721)	$174,713
Net loss	-	-	(1,756)	(1,756)
Share-based compensation expense	-	107	-	107
Balance at June 30, 2025	30,488	$276,541	$(103,477)	$173,064

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at March 31, 2024	30,451	$271,588	$(62,308)	$209,280
Net loss	-	-	(13,006)	(13,006)
Issuance of common stock	12	48	-	48
Share-based compensation expense	-	379	-	379
Balance at June 30, 2024	30,463	$272,015	$(75,314)	$196,701

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2024	30,488	$273,105	$(90,837)	$182,268
Net loss	-	-	(12,640)	(12,640)
Share-based compensation expense	-	3,436	-	3,436
Balance at June 30, 2025	30,488	$276,541	$(103,477)	$173,064

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2023	30,437	$271,152	$(52,306)	$218,846
Net loss	-	-	(23,008)	(23,008)
Issuance of common stock	26	103	-	103
Share-based compensation expense	-	760	-	760
Balance at June 30, 2024	30,463	$272,015	$(75,314)	$196,701

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities
Net loss	$(12,640)	$(23,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	881	867
Foreign exchange (gain) loss	(3,365)	2,136
Share-based compensation expense	3,436	760
Changes in operating assets and liabilities:
Income tax receivable	-	(48)
Accrued interest receivable	220	(10)
Prepaid expenses and other current assets	(281)	(356)
Accounts payable	(795)	(817)
Accrued expenses	(222)	1,847
Income tax payable	57	51
Net cash used in operating activities	(12,709)	(18,578)

Investing activities
Purchase of property and equipment	(145)	(882)
Net cash used in investing activities	(145)	(882)

Financing activities
(Payment on) proceeds from convertible loan, related party	(10,000)	10,000
Payment on convertible loan, third party	(250)
Proceeds from issuance of common stock under stock option plan	-	103
Net cash (used in) provided by financing activities	(10,250)	10,103

Effect of foreign exchange rate on cash and cash equivalents	3,365	(2,136)

Net change in cash and cash equivalents	(19,739)	(11,493)
Cash and cash equivalents, beginning of period	172,677	200,023
Cash and cash equivalents, end of period	$152,938	$188,530

Supplemental Information:
Accrued purchases of property and equipment	$3	$4
Cash paid for interest	$486	$-

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments set to expire after twelve years in 2031 (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of June 30, 2025, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $152.9 million at June 30, 2025, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statement of cash flows for the six months ended June 30, 2025 and 2024 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2024 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2025 and 2024 was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$19	$242	$2,680	$496
General and administrative	88	137	756	264
Total share-based compensation expense	$107	$379	$3,436	$760

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Dividend yield	-	-	-	-
Expected volatility	-	79%-80%	79%-80%	79%-80%
Risk-free interest rate	-	4.2%-4.4%	4.1%-4.5%	3.8%-4.4%
Expected life (in years)	-	5.38- 6.25	6.25 - 10	5.38- 6.25
Weighted-average grant date fair value per share	$-	$3.84	$2.93	$3.85

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2025.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of June 30, 2025, resulting in a foreign exchange gain of $3.1 million and $3.4 million for the three months and six months ended June 30, 2025, respectively. The foreign exchange loss for the three months and six months ended June 30, 2024, was $0.6 million and $2.1 million respectively. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months and six months ended June 30, 2025 and June 30, 2024, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after June 30, 2025 but prior to the date the condensed consolidated financial statements are available to be issued for potential recognition or disclosure in its condensed consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

Net property and equipment, after deducting accumulated depreciation, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Manufacturing equipment	$937	$1,272
Winnebago building	20,892	21,178
Other fixed assets	1,964	2,076
Total property and equipment	$23,793	$24,526

4.	Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman. The Loan provided $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan was secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals. At Mr. Simard’s election, the balance could be converted to XBiotech stock at any time the Loan balance was outstanding at a fixed conversion price equal to $4.048 per share. The conversion feature was subject to a 19.9% cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan included an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific acceleration events, including certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allowed Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan was funded or upon certain other conditions set forth in the Loan. The Loan had a contractual maturity date of January 3, 2029. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.  On January 31, 2025, the Loan was terminated upon full repayment by the Company. As a result, all conversion rights to XBiotech stock associated with the Loan were extinguished.

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

During the six months ended June 30, 2024, 26,192 shares of common stock were issued upon the exercise of stock options, at prices ranging from $3.38 to $5.62 per share, for total proceeds of $103 thousand.

No stock options were exercised during the six months ended June 30, 2025.

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

A summary of changes in common stock options issued under the 2005 Plan and under the 2015 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,066,096	3.25-3.89	3.52
Exercised	-	-	-
Forfeitures	(45,000)	3.84-19.00	12.44
Options outstanding at June 30, 2025	5,352,681	$2.71-$21.74	$7.80

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	205,000	4.05-7.85	5.58
Exercised	(26,192)	3.38-5.62	3.92
Forfeitures	(619,750)	3.84-19.92	10.88
Options outstanding at June 30, 2024	4,598,576	$2.71-$21.74	$9.12

As of June 30, 2025, there was approximately $98 thousand unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.27 years. Total exercisable stock options as of June 30, 2025 is 5.4 million. The weighted-average exercise price of options exercisable as of June 30, 2025 is $7.80 per share and the weighted-average remaining contractual term is 5.9 years.

7.	Income Taxes

The Company's effective tax rates for the three months ended June 30, 2025 and June 30, 2024, were -1.6% and 0.2% respectively. The effective tax rate for the three month periods ended June 30, 2025 and June 30, 2024 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the six months ended June 30, 2025 and June 30, 2024, were -0.5% and 0.0%, respectively. The effective tax rate for the six month periods ended June 30, 2025 and June 30, 2024 varied from the Canadian statutory rate primarily due losses in jurisdictions for which a valuation allowance is recorded.

8.	Subsequent Event

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of June 30, 2025 was ($103.5) million. We had net losses of $1.8 million and $12.6 million for the three months and six months ended June 30, 2025, respectively, compared to $13.0 million and $23.0 million for the three months and six months ended June 30, 2024, respectively. We do not expect to generate any revenue in 2025. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of June 30, 2025, we had 92 employees.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with identifying and developing our drug candidates. These expenses consist primarily of salaries and related expenses, stock-based compensation, the purchase of equipment, laboratory and manufacturing supplies, facility costs, costs for preclinical and clinical research, development of quality control systems, quality assurance programs and manufacturing processes. We charge all research and development expenses to operations as incurred.

The clinical development costs may further increase going forward with potentially more advanced studies in the future as we evaluate our clinical data and pipeline.

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2025, we have recorded total research and development expenses, including share-based compensation, of $366.6 million. Our total research and development expenses for the three months and six months ended June 30, 2025 were $5.3 million and $17.0 million, respectively, compared to $13.0 million and $22.8 million for the three months and six months ended June 30, 2024, respectively. Share-based compensation accounted for $19 thousand and $2.7 million for the three months and six months ended June 30, 2025, respectively, compared to $0.2 million and $0.5 million for the three months and six months ended June 30, 2024, respectively, related to research and development.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2025 were 84% and 85%, respectively, compared to 87% and 89% for the three months and six months ended June 30, 2024, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2025 were 85% and 87%, respectively, compared to 85% and 86% for the three months and six months ended June 30, 2024.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2025 were $1.0 million and $2.9 million, respectively, compared to $2.0 million and $3.0 million for the three months and six months ended June 30, 2024, respectively. Share-based compensation accounted for $88 thousand and $0.8 million for the three months and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million for the three months and six months ended June 30, 2024, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2025 were 16% and 15%, respectively, compared to 13% and 12% for the three months and six months ended June 30, 2024, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2025 were 15% and 13%, respectively, compared to 13% and 11% for the three months and six months ended June 30, 2024.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$2,720	$6,985	$(4,265)	-61%
Laboratory and manufacturing supplies	562	1,057	(495)	-47%
Clinical trials and sponsored research	277	2,920	(2,643)	-91%
Share-based compensation	19	242	(223)	-92%
Other	1,758	1,780	(22)	-1%
Total	$5,336	$12,984	$(7,648)	-59%

	Six Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$9,093	$11,060	$(1,967)	-18%
Laboratory and manufacturing supplies	1,249	2,290	(1,041)	-45%
Clinical trials and sponsored research	626	5,113	(4,487)	-88%
Share-based compensation	2,680	496	2,184	441%
Other	3,306	3,850	(544)	-14%
Total	$16,954	$22,809	$(5,855)	-26%

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

Research and development expenses decreased $7.6 million to $5.3 million for the three months ended June 30, 2025, compared to $13.0 million for the three months ended June 30, 2024. The decrease of salaries and related expenses was mainly due to the $5.0 million bonus to the Chief Executive Officer in June 2024, in which 85% was allocated to research and development expenses. In 2025, the bonus was granted earlier, in the first quarter. The decrease of clinical trial and sponsored research expenses was mainly due to no trials being active during the three months ended June 30,2025.

Research and development expenses decreased $5.9 million to $17.0 million for the six months ended June 30, 2025, compared to $22.8 million for the six months ended June 30, 2024. The decrease was primarily due to clinical trials and sponsored research expenses, as no trials were in progress during the six months ended June 30, 2025. The decrease in salaries and related expenses was mainly due to the $4.0 million bonus to the Chief Executive Officer in March 2025, compared to $5.0 million in June 2024, in which 85% was allocated to research and development expenses. In addition, stock-based compensation increased due to the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to the Chief Executive Officer in March 2025, with 85% of the expense allocated to research and development.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$212	$927	$(715)	-77%
Patent filing expense	200	193	7	4%
Share-based compensation	88	137	(49)	-36%
Professional fees	344	269	75	28%
Other	156	456	(300)	-66%
Total	$1,000	$1,982	$(982)	-50%

	Six Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$839	$1,146	$(307)	-27%
Patent filing expense	380	485	(105)	-22%
Share-based compensation	756	264	492	186%
Professional fees	656	536	120	22%
Other	301	579	(278)	-48%
Total	$2,932	$3,010	$(78)	-3%

General and administrative expenses decreased $1.0 million to $1.0 million for the three months ended June 30, 2025 compared to $2.0 million for the three months ended June 30, 2024. General and administrative expenses decreased $78 thousand to $2.9 million for the six months ended June 30, 2025 compared to $3.0 million for the six months ended June 30, 2024.

The three months decrease was primarily related to the decrease of salaries and related expenses, mainly due to the $5.0 million bonus to the Chief Executive Officer in June 2024, in which 15% was allocated to general and administrative expenses. In 2025, the bonus was granted earlier, in the first quarter. In addition, other expenses decreased caused by the directors’ fees incurred in the second quarter of 2024.

Compared to the six months ended June 30, 2024, the decrease in the general and administrative expense in the six months ended June 30, 2025 was also primarily due to the decrease in salaries and related expenses and other expenses. Stock-based compensation increased due to the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to the Chief Executive Officer in March 2025, with 15% of the expense allocated to general and administrative expenses.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,530	$2,689	$3,034	$5,347
Interest expense	-	(200)	(88)	(400)
Other (loss) income	(3)	-	992	-
Foreign exchange gain (loss)	3,081	(554)	3,365	(2,136)
Total	$4,608	$1,935	$7,303	$2,811

The interest income for the three months and six months ended June 30, 2025 and 2024 was from the interest generated from the Company’s Canadian bank accounts. The interest expense for the three months and six months ended June 30, 2025 and 2024 was the interest for the convertible loans. The other income during the six months ended June 30, 2025 was the cancellation of a penalty by the Canada Revenue Agency for the 2020 tax year. In accordance with the settlement agreement, a portion of the cancelled amount was allocated to American Stock Transfer & Trust Company, LLC. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and six months ended June 30, 2025 compared to 2024.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2025, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $276.3 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At June 30, 2025, we had cash and cash equivalents of $152.9 million as compared to cash and cash equivalents of $188.5 million at June 30, 2024. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2025	2024
Operating activities	$(12,709)	$(18,578)
Investing activities	(145)	(882)
Financing activities	(10,250)	10,103
Effect of foreign exchange rate on cash and cash equivalents	3,365	(2,136)
Net change in cash and cash equivalents	$(19,739)	$(11,493)

During the six months ended June 30, 2025 and 2024, our operating activities used net cash of $12.7 million and $18.6 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net cash used in operations for the six months ended June 30, 2025 in comparison to the six months ended June, 2024 was mainly due to the decrease in clinical trial expenses.

During the six months ended June 30, 2025 and 2024, our investing activities used net cash of $145 thousand and $882 thousand, respectively. The use of cash was for fixed asset purchases and the preparation for the construction of a new facility.

During the six months ended June 30, 2025 and 2024, the net cash from our financing activities was mainly related to the Convertible Loan. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and interest by the Company. Additionally, during the six months ended June 30, 2024, employees exercised stock options to purchase 26,192 shares of our common stock for approximately $103 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $152.9 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of June 30, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, (iii) condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2025 and 2024; (iv) condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 and (v) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2025	XBIOTECH INC.

	By:	/S/ JOHN SIMARD
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2025	By:	/S/ ANGELA HU
Angela Hu
Director of Finance (Principal Financial Officer)