Form 10-Q
period 2025-09-30
XBiotech Inc.
filed 2025-11-12
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 30,487,731 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	6
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 (unaudited) and 2024 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II—OTHER INFORMATION
Item 1.	Risk Factors	26
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2025 (Unaudited)	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$147,367	$172,677
Accrued interest receivable	450	700
Income tax receivable	75	158
Prepaid expenses and other current assets	1,059	1,032
Total current assets	148,951	174,567
Property and equipment, net	23,473	24,526
Total assets	$172,424	$199,093

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,043	$2,223
Accrued expenses	2,422	2,632
Income tax payable	100	-
Convertible loan, related party	-	10,000
Convertible loan, third party	-	250
Total current liabilities	3,565	15,105
Long-term liabilities:
Income tax payable	1,779	1,720
Total liabilities	5,344	16,825

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 shares issued and outstanding at September 30, 2025 and December 31, 2024	276,565	273,105
Accumulated deficit	(109,485)	(90,837)
Total shareholders’ equity	167,080	182,268

Total liabilities and shareholders’ equity	$172,424	$199,093

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$5,080	$7,127	$22,032	$29,936
General and administrative	967	777	3,898	3,787
Total operating expenses	6,047	7,904	25,930	33,723
Loss from operations	(6,047)	(7,904)	(25,930)	(33,723)

Other income:
Interest income	1,427	2,369	4,460	7,716
Interest expense	-	(203)	(88)	(603)
Other (expense) income	(85)	25	906	25
Foreign exchange (loss) gain	(1,201)	707	2,163	(1,429)
Total other income	141	2,898	7,441	5,709
Loss before income taxes	(5,906)	(5,006)	(18,489)	(28,014)
Income tax expense	(102)	(9)	(159)	(9)
Net loss	$(6,008)	$(5,015)	$(18,648)	$(28,023)
Net loss per share—basic and diluted	$(0.20)	$(0.16)	$(0.61)	$(0.92)
Shares used to compute basic and diluted net loss per share	30,487,731	30,472,557	30,487,731	30,459,178

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands, except share data)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at June 30, 2025	30,487,731	$276,541	$(103,477)	$173,064
Net loss	-	-	(6,008)	(6,008)
Share-based compensation expense	-	24	-	24
Balance at September 30, 2025	30,487,731	$276,565	$(109,485)	$167,080

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at June 30, 2024	30,463,156	$272,015	$(75,314)	$196,701
Net loss	-	-	(5,015)	(5,015)
Issuance of common stock under stock option plan	16,250	64	-	64
Share-based compensation expense	-	365	-	365
Balance at September 30, 2024	30,479,406	$272,444	$(80,329)	$192,115

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2024	30,487,731	$273,105	$(90,837)	$182,268
Net loss	-	-	(18,648)	(18,648)
Share-based compensation expense	-	3,460	-	3,460
Balance at September 30, 2025	30,487,731	$276,565	$(109,485)	$167,080

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2023	30,436,964	$271,152	$(52,306)	$218,846
Net loss	-	-	(28,023)	(28,023)
Issuance of common stock under stock option plan	42,442	167	-	167
Share-based compensation expense	-	1,125	-	1,125
Balance at September 30, 2024	30,479,406	$272,444	$(80,329)	$192,115

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities
Net loss	$(18,648)	$(28,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,308	1,306
Foreign exchange (gain) loss	(2,163)	1,429
Share-based compensation expense	3,460	1,125
Changes in operating assets and liabilities:
Income tax receivable	83	(66)
Accrued interest receivable	250	130
Prepaid expenses and other current assets	(27)	(285)
Accounts payable	(1,180)	(1,017)
Accrued expenses	(210)	986
Income tax payable	159	(8)
Net cash used in operating activities	(16,968)	(24,423)

Investing activities
Purchase of property and equipment	(255)	(1,220)
Net cash used in investing activities	(255)	(1,220)

Financing activities
(Payment on) proceeds from convertible loan, related party	(10,000)	10,000
Payment on convertible loan, third party	(250)	-
Issuance of common stock under stock option plan	-	167
Net cash (used in) provided by financing activities	(10,250)	10,167

Effect of foreign exchange rate on cash and cash equivalents	2,163	1,429

Net change in cash and cash equivalents	(25,310)	(16,905)
Cash and cash equivalents, beginning of period	172,677	200,023
Cash and cash equivalents, end of period	$147,367	$183,118

Supplemental Information:
Accrued purchases of property and equipment	$-	$6
Cash paid for interest	$486	$400

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

An area of medical focus for XBiotech are therapies that block a potent substance naturally produced by bodies, known as interleukin-1 alpha (IL-1a), that mediates tissue breakdown, angiogenesis, the formation of blood clots and inflammation. IL-1a is a protein that is on or in cells of the body and is involved in the body’s response to injury or trauma. In almost all chronic and in some acute injury scenarios (such as stroke or heart attack), IL-1a may mediate harmful disease-related activity.

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments set to expire after twelve years in 2031 (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of September 30, 2025, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $147.4 million at September 30, 2025, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2024 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2025 and 2024 was included in the following line items on the condensed consolidated statements of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$17	$242	$2,698	$738
General and administrative	7	123	762	387
Total share-based compensation expense	$24	$365	$3,460	$1,125

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Dividend yield	-	-	-	-
Expected volatility	79%	79%	79%-80%	79%-80%
Risk-free interest rate	3.8%-4.2%	3.6%-4.1%	3.8%-4.5%	3.6%-4.4%
Expected life (in years)	6.25-10.00	6.25	6.25-10.00	5.38-6.25
Weighted-average grant date fair value per share	$2.60	$4.82	$2.92	$3.87

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of cash on deposit in U.S. and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company holds these investments in highly-rated financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2025.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of September 30, 2025, resulting in a foreign exchange loss of $1.2 million for the three months ended September 30, 2025 and a foreign exchange gain of $2.2 million for the nine months ended September 30, 2025. The foreign exchange gain for the three months ended September 30, 2024 was $707 thousand and a loss of $1.4 million for the nine months ended by September 30, 2024. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months and nine months ended September 30, 2025 and September 30, 2024, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after September 30, 2025 but prior to the date the condensed consolidated financial statements are available to be issued for potential recognition or disclosure in its condensed consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

Net property and equipment, after deducting accumulated depreciation, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Manufacturing equipment	$727	$1,272
Winnebago building	20,838	21,178
Other fixed assets	1,908	2,076
Total property and equipment	$23,473	$24,526

4.	Convertible Loan, Related Party

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

No shares of common stock were issued during the nine months ended September 30, 2025.

6.	Common Stock Options

On November 11, 2005, the board of directors of the Company adopted the XBiotech Inc. 2005 Incentive Stock Option Plan (the “2005 Plan”). On March 24, 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”) and on August 29, 2025, the board of directors of the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) pursuant to which the Company may grant incentive stock and non-qualified stock options to directors, officers, employees or consultants of the Company or an affiliate or other persons as the Compensation Committee may approve.

All options under the Plans will be non-transferable and may be exercised only by the participant, or in the event of the death of the participant, a legal representative until the earlier of the options’ expiry date or the first anniversary of the participant’s death, or such other date as may be specified by the Compensation Committee.

The term of the options is at the discretion of the Compensation Committee, but may not exceed 10 years from the grant date. The options expire on the earlier of the expiration date or the date three months following the day on which the participant ceases to be an officer or employee of or consultant to the Company, or in the event of termination of the participant with cause, the date of such termination. Options held by non-employee Directors have an exercise period coterminous with the term of the options. The exercise price per common share under each option will be the fair market value of such shares at the time of the grant.

A summary of changes in common stock options issued under all Plans is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,095,528	3.16-3.89	3.51
Forfeitures	(198,000)	3.84-19.00	10.30
Options outstanding at September 30, 2025	5,229,113	$2.71-$21.74	$7.70

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	208,000	4.05-7.85	5.60
Exercised	(42,442)	3.38-5.62	3.92
Forfeitures	(693,333)	3.84-19.92	10.78
Options outstanding at September 30, 2024	4,511,743	$2.71-$21.74	$9.13

As of September 30, 2025, there was approximately $150 thousand of unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.7 years.

7.	Income Taxes

The Company's effective tax rates for the three months ended September 30, 2025 and September 30, 2024 were (1.7%) and (0.2%), respectively. The effective tax rate for the three month periods ended September 30, 2025 and September 30, 2024 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the nine months ended September 30, 2025 and September 30, 2024, were (0.9%) and 0.0%, respectively. The effective tax rate for the nine month periods ended September 30, 2025 and September 30, 2024 varied from the Canadian statutory rate primarily due losses in jurisdictions for which a valuation allowance is recorded.

8.	Subsequent Event

On October 2, 2025, John Simard and the Company entered into an Executive Employment Agreement (the “Agreement”), with an effective date of October 1, 2025, to replace and supersede all prior employment agreements between Mr. Simard and the Company. The Agreement formalizes Mr. Simard’s compensation trends over the past five years and recognizes Mr. Simard’s past and ongoing contributions to the Company, the importance of his continued leadership, and the need to facilitate transition in the event of Mr. Simard’s departure or retirement. Under the Agreement, Mr. Simard will maintain his current annual Base Salary of USD $1,250,000 and will be eligible to receive an annual Base Bonus of USD $4,530,442.00, with both amounts subject to annual Compensation Committee determination and inflation adjustments. The Compensation Committee may also award stock options and additional cash bonuses, and Mr. Simard will be entitled to reimbursement of reasonable expenses and to participate in the Company’s benefit programs. In the event of Mr. Simard’s retirement, departure due to Disability, or termination without Cause, Mr. Simard or his estate shall receive a severance payment equal to three (3) full calendar years of Base Salary and three (3) full calendar years of Base Bonus, using the annual amount of Base Salary and Base Bonus for the calendar year when the termination occurred, to be paid in cash within 14 days after the effective date of the Release. In the event Mr. Simard retires, he will continue to serve in a consulting capacity with the Company for at least eighteen (18) months thereafter, and will also continue to receive Base Salary during that time period.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of September 30, 2025 was $(109.5) million. We had net losses before income tax of $6.0 million and $18.6 million for the three months and nine months ended September 30, 2025, respectively, compared to $5.0 million and $28.0 million for the three months and nine months ended September 30, 2024, respectively. We do not expect to generate any revenue in 2025. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2025, we had 88 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2025, we have recorded total research and development expenses, including share-based compensation, of $371.7 million. Our total research and development expenses for the three months and nine months ended September 30, 2025 were $5.1 million and $22.0 million, respectively, compared to $7.1 million and $29.9 million for the three months and nine months ended September 30, 2024, respectively. Share-based compensation related to research and development accounted for $17 thousand and $2.7 million for the three months and nine months ended September 30, 2025, respectively, compared to $0.2 million and $0.7 million for the three months and nine months ended September 30, 2024, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2025 were 84% and 85%, respectively, compared to 90% and 89% for the three months and nine months ended September 30, 2024, respectively. The percentages of research and development expenses compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2025 were 84% and 86%, respectively, compared to 91% and 90% for the three months and nine months ended September 30, 2024.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development, and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing, maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2025 were $1.0 million and $3.9 million, respectively, compared to $0.8 million and $3.8 million for the three months and nine months ended September 30, 2024, respectively. Share-based compensation related to general and administrative accounted for $7 thousand and $0.8 million for the three months and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three months and nine months ended September 30, 2024, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2025 were 16% and 15%, respectively, compared to 10% and 11% for the three months and nine months ended September 30, 2024, respectively. The percentages of general and administrative expense compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2025 were 16% and 14%, respectively, compared to 9% and 10% for the three months and nine months ended September 30, 2024.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$2,662	$2,697	$(35)	-1%
Laboratory and manufacturing supplies	535	1,104	(569)	-52%
Clinical trials and sponsored research	120	1,303	(1,183)	-91%
Share-based compensation	17	242	(225)	-93%
Other	1,746	1,781	(35)	-2%
Total	$5,080	$7,127	$(2,047)	-29%

	Nine Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$11,755	$13,757	$(2,002)	-15%
Laboratory and manufacturing supplies	1,783	3,394	(1,611)	-47%
Clinical trials and sponsored research	746	6,416	(5,670)	-88%
Share-based compensation	2,698	738	1,960	266%
Other	5,050	5,631	(581)	-10%
Total	$22,032	$29,936	$(7,904)	-26%

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

Research and development expenses decreased $2.0 million to $5.1 million for the three months ended September 30, 2025, compared to $7.1 million for the three months ended September 30, 2024. The decrease was mainly due to clinical trial and sponsored research expenses with no trials being active during the three months ended September 30, 2025. Laboratory and manufacturing supply expenses also declined due to a decrease in drug manufacturing activities.

Research and development expenses decreased $7.9 million to $22.0 million for the nine months ended September 30, 2025, compared to $30.0 million for the nine months ended September 30, 2024. The decrease was primarily due to clinical trials and sponsored research expenses, as no trials were in progress during the nine months ended September 30, 2025. The decrease in salaries and related expenses was mainly due to the $4.0 million bonus to the Chief Executive Officer in March 2025, compared to $5.0 million in June 2024, in which 85% was allocated to research and development expenses. In addition, stock-based compensation increased due to the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to the Chief Executive Officer in March 2025, with 85% of the expense allocated to research and development.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$154	$152	$2	1%
Patent filing expense	188	155	33	21%
Share-based compensation	7	123	(116)	-94%
Professional fees	219	205	14	7%
Other	399	142	257	181%
Total	$967	$777	$190	24%

	Nine Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$993	$1,298	$(305)	-23%
Patent filing expense	568	640	(72)	-11%
Share-based compensation	762	387	375	97%
Professional fees	874	742	132	18%
Other	701	720	(19)	-3%
Total	$3,898	$3,787	$111	3%

General and administrative expenses increased $190 thousand to $1.0 million for the three months ended September 30, 2025 compared to $0.8 million for the three months ended September 30, 2024. General and administrative expenses increased $111 thousand to $3.9 million for the nine months ended September 30, 2025 compared to $3.8 million for the nine months ended September 30, 2024.

The three months increase was mainly caused by the directors’ fees incurred in the third quarter of 2025 compared to the second quarter of 2024. The decrease in share-based compensation was due to a lower stock option expense per share.

Compared to the nine months ended September 30, 2024, the increase in the general and administrative expenses in the nine months ended September 30, 2025 was primarily due to stock-based compensation. The increase resulted from the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to the Chief Executive Officer in March 2025, with 15% of the expense allocated to general and administrative expenses. The decrease in salaries and related expenses was mainly due to the bonus to the Chief Executive Officer, in which 15% was allocated to general and administrative expenses.

Other income (loss)

The following table summarizes other income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,427	$2,369	$4,460	$7,716
Interest expense	-	(203)	(88)	(603)
Other (expense) income	(85)	25	906	25
Foreign exchange (loss) gain	(1,201)	707	2,163	(1,429)
Total	$141	$2,898	$7,441	$5,709

The interest income for the three months and nine months ended September 30, 2025 and 2024 was from the interest generated from the Company’s Canadian bank accounts. The interest expense for the three months ended September 30, 2024 and nine months ended September 30, 2025 and 2024 was the interest for the convertible loans. The other expense during the three months ended September 30, 2025 was mainly the donation to non-profit organizations. The other income during the nine months ended September 30, 2025 was the cancellation of a penalty by the Canada Revenue Agency for the 2020 tax year. In accordance with the settlement agreement, a portion of the cancelled amount was allocated to American Stock Transfer & Trust Company, LLC. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2025 compared to 2024.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2025, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $276.3 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At September 30, 2025, we had cash and cash equivalents of $147.4 million as compared to cash and cash equivalents of $183.1 million at September 30, 2024. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2025	2024
Operating activities	$(16,968)	$(24,423)
Investing activities	(255)	(1,220)
Financing activities	(10,250)	10,167
Effect of foreign exchange rate on cash and cash equivalents	2,163	(1,429)
Net change in cash and cash equivalents	$(25,310)	$(16,905)

During the nine months ended September 30, 2025 and 2024, our operating activities used net cash of $17.0 million and $24.4 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The decrease in net cash used in operations for the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was mainly due to the decrease in clinical trial expenses.

During the nine months ended September 30, 2025 and 2024, our investing activities used net cash of $255 thousand and $1.2 million, respectively. The use of cash was for fixed asset purchases and the preparation for the construction of a new facility.

During the nine months ended September 30, 2025 and 2024, the net cash (used in) provided by our financing activities was mainly related to the Convertible Loan. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, which provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and interest by the Company. Additionally, during the nine months ended September 30, 2024, employees exercised stock options to purchase 42,442 shares of our common stock for approximately $167 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $147.4 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of September 30, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, (iii) condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2025 and 2024; (iv) condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 and (v) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2025		XBIOTECH INC.

	By:	/S/ JOHN SIMARD
John Simard
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2025	By:	/S/ ANGELA HU
Angela Hu
Director of Finance (Principal Financial Officer)