Form 10-K
period 2025-12-31
XBiotech Inc.
filed 2026-03-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

_________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-37437

_____________________________________

XBIOTECH INC.

(Exact name of Registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5217 Winnebago Ln, Austin, TX 78744

(Address of principal executive offices, including zip code)

Telephone Number (512) 386-2900

(Registrant's telephone number, including area code)

_____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each classu	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	XBIT	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

_____________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $77,050,226, based upon the closing sales price for the registrant’s common stock, as reported on the NASDAQ Global Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 4,544,894 shares of common stock the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 13, 2026, 30,487,731 shares of the registrant’s Common Stock were outstanding.

_____________________________________

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2026 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

XBiotech’s True Human™ monoclonal antibodies are derived from human donors that mount a natural human immune response. All other marketed antibody therapeutics are derived from animal immunization. It is intuitive that naturally occurring human antibodies have the potential to be safer, more effective and faster to develop than animal engineered counterparts. XBiotech has developed a pipeline of product candidates targeting both inflammatory and infectious diseases. The Company has also developed manufacturing technology that reduces the cost and time to launch new product candidates. The Company designed and built a state-of-the-art research and manufacturing center at its Company’s 48 acre research campus in Austin, Texas. XBiotech is thus a fully integrated developer of biopharmaceuticals.

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

At the end of 2019, XBiotech sold a True HumanTM antibody therapeutic it was developing that targeted IL-1a for $750 million in cash and $600 million potential milestone payments. In a unique deal structure, XBiotech agreed to not further develop any anti-IL-1a antibodies for dermatology, while XBiotech remained free to discover and develop new True HumanTM anti-IL-1a antibodies for use in areas of medicine outside of dermatology. The Company quickly identified new IL-1a targeting product candidates and has already brought these into clinical studies under INDs in oncology, rheumatology and neurology. While the Company previously was focused on a single True HumanTM antibody targeting IL-1a, it is now developing in parallel two anti-IL-1a product candidates and may develop one or more others. Since IL-1a is involved in the pathology of multiple diseases, the Company believes it makes business sense to use different anti-IL-1a antibodies for specific areas of medicine, allowing potential partnership or sale of each antibody separately for different disease indications.

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

Starting in 2020, XBiotech used its proprietary manufacturing technology, its manufacturing plant and infrastructure to produce drug product under a supply agreement for a world-leading pharmaceutical company. In addition, during 2020 and 2021 XBiotech provided clinical trial operations services for two Phase II clinical studies for the same drug company. In 2022 XBiotech extended the supply agreement. As of the end of 2023, these agreements concluded and XBiotech is no longer producing drug product or conducting contract clinical research under these agreements.

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

In 2021, the Company commenced a clinical study with its Natrunix™ True Human™ antibody targeting IL-1⍺ in oncology (Pancreatic Cancer). The study was randomized, double-blinded and placebo controlled to provide a preliminary assessment of efficacy and safety for Natrunix in combination with chemotherapy in an advanced cancer population. The study was sized to include 60 subjects, intended to provide a preliminary assessment of efficacy. Database lock was performed and an announcement of the preliminary analysis of the data was made June 18, 2024. The last subject in the study had their last open label extension dose in April of 2025, completing 120 weeks of total dosing with excellent safety and efficacy. The company believes the findings from the study represent a potentially transformative approach to cancer management. Subjects treated with Natrunix had reduced hospitalization, fewer serious adverse events, longer periods of progression free survival and less incidence of severe diarrhea, compared to patients receiving placebo. The company further believes that the treatment effect is not specific to pancreatic cancer, and a similar effect may be seen in other solid tumors being treated with chemotherapy. An analogous therapy is G-CSF, originally developed by Amgen and approved in 1991. The therapy helped recovery of patients undergoing myelosuppressive chemotherapy and has been widely used ever since as an adjunct. The Company has been carefully considering an FDA regulatory path based on historical approvals and discussions are ongoing with the FDA for the future of Natrunix in oncology.

The Company launched a clinical Rheumatology program in August, 2023. A total of 233 subjects were enrolled into a double blind, placebo-controlled study to investigate the efficacy of Natrunix as a treatment for rheumatoid arthritis in combination with a common prescription medication, methotrexate. The study was completed and an announcement of findings were made on December 23, 2024. The study aimed to demonstrate that Natrunix would significantly enhance treatment outcomes with reduced side effects of subjects already taking methotrexate. However, numerous enrollment irregularities were observed with major enrolling clinical sites. Further investigation of the sites led the Company to believe that widespread improprieties at clinical sites render the data uninterpretable. The Company continues to believe in the potential for Natrunix as a treatment for arthritic diseases.

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

Infectious Disease Pipeline

While market potential keeps XBiotech focused on anti-IL-1a therapies, unmet medical need and the potential for uniquely effective product candidates keeps the Company dedicated to advancing its infectious disease pipeline. The Company has identified several major areas of urgent unmet medical need for True Human™ anti-infective antibody therapies. Human antibodies protect all of us on a daily basis from infectious disease—and the Company continues to believe that its True Human™ analogues of naturally immunity may serve as an extremely effective means for supplementing infectious immunity—in compromised individuals—against numerous related infectious diseases, such as shingles, influenza and C. difficile. The XBiotech discovery process involves procuring donations from blood banks and screening blood samples from healthy donors for antibodies that exhibit exceptionally strong immunity to specific diseases.

True Human™ antibodies may be used to provide highly potent and targeted immunity against infectious diseases, including in the elderly, where natural immunity is waning; in young children where immunity has yet to develop; or even in otherwise healthy individuals, where infectious agents have overwhelmed natural immunity and where specially selected antibodies are needed to neutralize the infection (ie. Staphylococcus aureus). For the latter population, this can occur during intravenous drug use, from a deep puncture wound, or from the result of surgery, where bacteria have gained unnatural entry into a body compartment where it can establish and evade the immune system.

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

In the upcoming year, the company continues to work towards filing investigational new drug applications for its True Human™ antibodies against shingles and influenza.

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

A Background on Therapeutic Antibodies

While antibody therapeutics have dominated drug development for the past 25 years, Kohler and Milstein probably never envisaged how difficult it would be to isolate and produce actual human antibodies. Today, in the $247 billion antibody market — apart from XBiotech’s True HumanTM antibodies — there is not a single antibody therapy derived from a natural human immune response: all are mouse derived and engineered, even those antibody therapies marketed as “human”. John Simard, founder and former CEO of XBiotech, recognized the potential to deliver a new generation of True HumanTM antibodies and founded XBiotech around the mission to develop the technology to isolate and clone individual antibodies from human blood samples. Today, XBiotech has identified and produced numerous True HumanTM antibodies candidate therapeutics that are derived from naturally immune individuals. XBiotech believes the greatest repository of medicines lies within the natural immune repertoire of the human body. The Company continues to catalogue and develop these True HumanTM antibodies, which it sees as the greatest untapped resource for a new generation of therapeutics.

Employees and Human Capital

Each member of our senior management team has been with XBiotech on average for more than 13 years, and each has been with the Company through the process of antibody discovery, manufacturing, formulation, preclinical development, regulatory submissions, human clinical trials and commercial sale. We believe that our employees’ collective knowledge of our business allows us to operate as among the most cost effective, efficient and capable operations in the biotechnology industry. Our board of directors (“Board”) includes individuals with significant industry, scientific and legal knowledge. As of December 31, 2025, we had a total of 85 total full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to growing our business over the long term. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and as a result, the competition for experienced employees is great. The existence of this competition, and the need for talented and experienced employees to realize our business objectives, underlies the design and implementation of our compensation programs. At the same time, we seek to keep our approach to compensation simple and streamlined to reflect the still relatively moderate size of our company. We have compensation, leave and benefits programs necessary to attract and retain the talented and experienced employees necessary to develop our business including competitive salaries, stock options awards to permanent employees, both upon initial hiring and annually thereafter, and pay annual bonuses to permanent employees contingent on the achievement of corporate and/or personal objectives. We have developed an Employee Handbook that contains all corporate policies and guidelines for professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct and Ethics which is posted on our payroll website.

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

●

Product candidates we advance into clinical trials may not have favorable results in clinical trials or receive regulatory approval. We have experienced prior setbacks and unfavorable outcomes in clinical trials and previously announced a pause in our rheumatology program in December 2024 following irregularities at clinical sites. We cannot assure that future clinical outcomes will be favorable.

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

We are a pre-market pharmaceutical company with a limited operating history. We had no net income prior to the fourth quarter of 2019, when we sold certain assets to Janssen Biotech, Inc. and entered into certain related commercial agreements (the “Janssen Transaction”). Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we incurred losses in every reporting period from our inception in 2005 through the third quarter of 2019. Although we were profitable during the fourth quarter and fiscal year ended December 31, 2019, due to the cash received in the Janssen Transaction, that was an extraordinary transaction outside of normal business operations that had never previously occurred and may not be repeated. We incurred a net loss for the fiscal year ending December 31, 2025.

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

Since inception, we have dedicated the vast majority of our resources to the discovery and development of our proprietary preclinical and clinical product candidates, and we expect to continue to similarly expend substantial resources for the foreseeable future. These expenditures will include costs associated with conducting research and development, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining and maintaining regulatory approvals, as well as commercializing any products later approved for sale. During the year ended December 31, 2025, we recognized approximately $47.4 million in expenses associated with research and development.

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

The pharmaceutical and biotechnology industry is one of the most regulated industries on a state, federal and international level. There are numberous laws, regulations, and court decisions which impact the daily activities of our business. As a result, we must ensure that strategies and planning in relation to our product candidates are in line with the current regulations governing our industry. When there are changes in leadership, whether within the U.S., or elsewhere, we must anticipate the possibility of shifts in regulatory policies as they pertain to our business. New or modified regulations may impact our ability to quickly respond with updates to our programs. While we may be able to anticipate certain changes, policy statements often are not always translated into actionable legislation. We continue to track updates and changes internally to ensure we are in compliance with regulatory authority guidelines and expectations. Court decisions at both the state and federal level can also impact the way in which we operate and make specific product related program decisions. New laws, regulations, or court orders could materially alter or impact our ability to receive necessary approvals from regulatory authorities to market and commercialize our product candidates.

Because the results of earlier clinical trials are not necessarily predictive of future results, product candidates we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. We have also experienced prior setbacks in clinical trials and cannot assure that future clinical outcomes will demonstrate adequate efficacy and safety to justify further development efforts or to result in regulatory approval to market any of our product candidates in any particular jurisdiction. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, the FDA or other comparable foreign regulatory authorities may not agree and could require us to conduct additional research studies, including late-stage clinical trials. If late-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual, day-to-day performance. We have experience of previous difficulties with clinical sites and patient enrollment and cannot assure that such difficulties will not occur in future clinical trials. We may experience delays in starting-up clinical trial sites in a timely manner, enrolling subjects in our trials, and may not be able to enroll a sufficient number of subjects to complete the trials.

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

XBiotech has positioned itself with a pipeline of potential drug candidates at various stages of development. Even though we have multiple drugs in development at this time, none of these research programs may succeed. There are several reasons why a drug program may fail, including the following:

●	In the development stage, we may be unable to develop a therapy, which would mean us succeeding in isolating appropriate antibodies to reach the clinical trial stage;

●	Any partnerships for the development of antibodies could fail to produce results that would necessitate clinical trials;

●	We may not receive approval from regulatory bodies to move from early stage clinical trials to later stage clinical trials;

●	Even if we are able to move to later stage clinical trials, it may prove to be difficult to enroll patients into the studies according to schedule, or at all;

●	We have experienced prior difficulties with clinical sites and patient enrollment and cannot assure that such difficulties will not occur in future clinical trials.

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

As of December 31, 2025, we had 85 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As part of the Janssen Transaction, we are eligible to receive milestone payments of $150 million for each instance that Janssen, in its sole and absolute discretion, develops pharmaceutical products that contain Bermekimab and that are for non-dermatological indications, provided that Janssen receives certain required commercial authorizations for such products within a specified timeframe. We are entitled to earn up to four milestone payments, for a maximum of $600 million set to expire after twelve years in 2031. However, because the payment of these funds is subject to Janssen’s business decisions and discretion, as well as regulatory approvals and other factors outside our control, we may never receive any of these amounts. If we do not receive all or any of the milestone payments, we may be required to seek additional funding from other sources, which may not be available on terms acceptable to us or at all.

We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

Our Chairman, John Simard, founded our Company and served as our Chief Executive Officer from the time of our founding until his retirement from that position on December 8, 2025. Mr. Simard has been critical to the strategic direction and overall management of our Company as well as our research and development process. Although Mr. Simard continues to serve in a consulting role with the Company pursuant to his employment agreement and remains Chairman, his departure as Chief Executive Officer and future departure from his other roles with the Company may adversely affect our business, financial condition and operating results.

We believe that our future success is also highly dependent on the contributions of other significant Company personnel, as well as our ability to attract and retain highly skilled and experienced sales, research and development and other personnel in the United States and abroad. Some of our significant employees include our Chief Scientific Officer and interim Chief Executive Officer, Dr. Sushma Shivaswamy, as well as our Vice President of Quality Assurance, our Vice President of Manufacturing, our Senior Vice President of Clinical Operations and Analytical Quality, and our Principal Financial Officer and Principal Accounting Officer. Changes in our management team may be disruptive to our operations and may adversely affect our business, financial condition and operating results.

Our employees are free to depart the Company at any time, subject to any applicable notice requirements, and their knowledge of our business and industry may be difficult to replace. If one or more of our executive officers or significant employees were to depart the Company, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer. Qualified individuals with the breadth of skills and experience in the pharmaceutical industry that we require are in high demand, and we may incur significant costs to attract them. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Our failure to attract and retain key personnel could impede the achievement of our research, development and commercialization objectives and may adversely affect our business, financial condition and operating results.

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

Our operations could be subject to earthquakes, power shortages or outages, telecommunications failures, water shortages, floods, hurricanes, tornado, fires, extreme weather conditions, medical epidemics such as contagious disease outbreaks, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-parties to supply various items which are critical for producing our product candidates. Our ability to produce clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster, a public health crisis or other business interruption. For example, the ongoing coronavirus threat has spread to a number of countries, including the United States and various countries in Europe, resulting in the declaration by the World Health Organization of a global pandemic and the announcement of extended travel restrictions, business shutdowns, cancellations and prohibitions of large public gatherings and declarations of states of emergency in cities, states and countries around the world. The imposition of any of these restrictions in one of the regions where our facilities or those of our third-party suppliers are located would have a disproportionately negative impact on us. The extent of the ultimate impact to us, our significant suppliers and our general infrastructure resulting from concentration in certain geographical areas is unknown and cannot be estimated, but our operations and financial condition would likely suffer in the event of a major earthquake, fire or other natural disaster or public health threat such as the coronavirus pandemic in one or more of those areas. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

Policy and trade decisions by government entities, including the potential use and effects of tariffs, could materially impact the macroeconomic framework in which we operate.

Policy and trade decisions made by governments in the jurisdictions where we operate, including the United States and Canada, could affect the macroeconomic framework in which we operate and could impact our business and financial condition. It is possible, for example, that modifications of tariff policy and other U.S. governmental policies could impact our financial performance. Any trade disputes or significant changes in trade policies, through the implementation of tariffs or otherwise, have the potential to adversely affect us, including by impacting (a) the supply chains for our operations as well as the third parties with whom we engage, and (b) the macroeconomic markets at large.

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

As of March 13, 2026 our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, at least 8.2 million shares or approximately 27.0% of our outstanding common stock, and could own approximately 10.8 million shares or approximately 32.8% of our outstanding common stock if they fully exercise their outstanding stock options. As a result, these shareholders, if acting together, have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We do not believe XBiotech is an “Investment Company”; instead, we believe it is a bona fide biopharmaceutical entity engaged in active pharmaceutical R&D, evidenced by the sale of its drug candidate Bermekimab for $750 million and up to $600 million in potential milestone payments and our extensive ongoing R&D activity. However, arbitrary definitions used to define a passive foreign investment company (PFIC) for US tax purposes have made some financial analysts suggest we are a PFIC. Particularly, based on the blind criteria that if 75% or more of gross income is passive income, with nothing else considered, then a company may be held to be a PFIC. Some years we don’t have income, since we only will have income when for example we sell one of our drugs or when we get a drug to market and generate sales. But we do keep the company’s cash in an interest bearing bank account or interest earning instruments. This generates interest income (or passive income) on our funds. We believe that to suggest that such bank account interest makes us a PFIC is absurd; this would suggest that we cannot keep our cash in a bank account and that interest on the Company’s funds supersedes any other consideration in defining the actual operations and essential nature of the Company. XBiotech will never accept an arbitrary and erroneous definition that could potentially penalize the Company and its shareholders and will oppose any effort to do so by the tax authorities. There is a risk that that tax authorities could successfully assert our PFIC status, and in such event shares held by a US person in that year will be PFIC shares for that year and all for subsequent years in which they are held by that person. PFIC rules can apply differently to different US shareholders depending on whether a specific shareholder has made certain elections with respect to the ownership of PFIC shares. Because these rules are complex and apply differently based upon whether and when a US shareholder has made certain elections, new and existing US shareholders should consult with their tax advisors as to the potential tax implications of acquiring, owning and disposing of our stock.

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

Future sales of a substantial number of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. As of March 13, 2026, we had 30,487,731 common shares outstanding.

In the future, we may issue additional common stock or other equity into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause our common share price to decline.

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

Holders of Record

There were 8 record holders of our common stock registered with the transfer agent as of March 13, 2026. The actual number of shareholders is greater than this number of record holders and includes shareholders who are the beneficial owners of shares registered in the name of brokers, banks or other agents.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements for the year ended December 31, 2025 and related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For more information, see “Cautionary Statement About Forward-Looking Statements.” In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in this annual report on Form 10-K. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, our accumulated deficit as of December 31, 2025 was ($136.3) million. We had a net loss of $45.5 million for the year ended December 31, 2025, compared to a net loss of $38.5 million for the year ended December 31, 2024. During the fiscal year of 2026, we don’t expect to generate any revenue. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of December 31, 2025, we had 85 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through December 31, 2025, we have recorded total research and development expenses, including share-based compensation, of $397.1 million. Our total research and development expenses for the year ended December 31, 2025 was $47.4 million, compared to $37.8 million the year ended December 31, 2024. Share-based compensation accounted for $2.7 million for the year ended December 31, 2025 and $1.1 million for the year ended December 31, 2024.

Research and development expenses as a percentage of total operating expenses was 85% for the year ended December 31, 2025, and 89% for the year ended December 31, 2024. The percentages, excluding share-based compensation, were 86% for the year ended December 31, 2025, and 90% for the year ended December 31, 2024.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses was $8.3 million for the year ended December 31, 2025, and $4.7 million for the year ended December 31, 2024. Share-based compensation accounted for $0.9 million for the year ended December 31, 2025, and $0.6 million for the year ended December 31, 2024.

General and administrative expenses as a percentage of total operating expenses was 15% for the year ended December 31, 2025, and 11% for the year ended December 31, 2024. The percentages, excluding share-based compensation, were 14% for the year ended December 31, 2025, and 10% for the year ended December 31, 2024.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2025	2024

Weighted-average grant date fair value per share	$2.68	$3.96
Expected volatility	79%-80%	79%-83%
Risk-free interest rate	3.7%-4.5%	3.6%-4.4%
Expected life (in years)	5.29–10.00	5.00–6.25
Dividend yield	—	—

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$34,444	$18,091	$16,353	90%
Laboratory and manufacturing supplies	2,545	4,240	(1,695)	-40%
Clinical trials and sponsored research	930	7,039	(6,109)	-87%
Share-based compensation	2,692	1,127	1,565	139%
Other	6,779	7,260	(481)	-7%
Total	$47,390	$37,757	$9,633	26%

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

Research and development expenses increased 26% to $47.4 million for the year ended December 31, 2025 compared to $37.8 million for the year ended December 31, 2024. The rise was mainly due to the increase in salaries and related expenses. John Simard retired from his role as President and Chief Executive Officer effective December 8, 2025. Pursuant to Section 8(c) of Mr. Simard’s Executive Employment Agreement, the Company paid a severance amount of $17.3 million, and Mr. Simard’s 2025 annual bonus of $4.5 million was approved by the Compensation Committee in December 2025. A total of 85% of Mr. Simard’s compensation was allocated to research and development expenses, with the remainder allocated to general and administrative expenses. The decrease in clinical trial and sponsored research expenses was primarily due to the absence of clinical trials in progress during 2025. In addition, stock-based compensation increased due to the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to Mr. Simard in March 2025, with 85% of the expense allocated to research and development. Other expenses primarily included approximately $5.0 million of facility-related expenditures for both the year ended December 31, 2025 and 2024 and miscellaneous costs such as travel, equipment maintenance, and laboratory safety.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Year Ended December 31,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Salaries and related expenses	$4,521	$1,524	$2,997	197%
Patent filing expense	777	816	(39)	-5%
Share-based compensation	930	626	304	49%
Professional fees	1,018	902	116	13%
Other	1,049	846	203	24%
Total	$8,295	$4,714	$3,581	76%

General and administrative expenses increased 76% to $8.3 million for the year ended December 31, 2025 compared to $4.7 million for the year ended December 31, 2024. This increase was primarily driven by higher salaries and related expenses resulting from John Simard’s severance payment and his 2025 annual bonus, with 15% of the expense allocated to general and administrative expenses. In addition, share-based compensation expense increased due to the issuance of stock options with immediate vesting and a grant-date fair value of $3.0 million to Mr. Simard in March 2025, of which 15% was allocated to general and administrative expenses.

Other Income

The following table summarizes other income (in thousands):

	Year Ended December 31,
	2025	2024
Interest income	$5,679	$9,812
Interest expense	(88)	(807)
Other income	1,456	432
Foreign exchange gain (loss)	3,333	(5,529)
Total	$10,380	$3,908

Interest income for the years ended December 31, 2025 and 2024 was primarily generated from the Company’s Canadian bank accounts and decreased due to lower interest rates and a lower cash balance. Interest expense for the years ended December 31, 2025 and 2024 related to interest on the Company’s convertible loans. The other income during the year ended December 31, 2025 was primarily attributable to the receipt of the Employee Retention Credit from the Internal Revenue Service and the cancellation of a penalty by the Canada Revenue Agency related to the 2020 tax year. The other income during the year ended December 31, 2024 was mainly from the reversal of the previous clinical trial accrual associated with visits that occurred prior to 2022 for which the Company has not received an invoice. Foreign exchange gain (loss) was due to the fluctuation between the US dollar and the Canadian dollar during the reporting periods.

Income Taxes

The Company’s income tax expense for the tax year ended December 31, 2025 of $0.23 million was primarily driven by state gross margin taxes and current year uncertain tax positions. The Company’s income tax benefit for the tax year ended December 31, 2024 of $0.03 million was primarily driven by uncertain tax position activity and the estimated 2024 Canadian loss carryback to 2023. The Company expects to maintain its full valuation allowance on all jurisdictions during 2025.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through December 31, 2025, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $276.3 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At December 31, 2025, we had cash and cash equivalents of $125.6 million as compared to cash and cash equivalents of $172.7 million at December 31, 2024. The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
Net cash (used in) provided by:	2025	2024
Operating activities	$(39,920)	$(30,963)
Investing activities	(289)	(1,304)
Financing activities	(10,250)	10,450
Effect of foreign exchange rate on cash and cash equivalents	3,333	(5,529)
Net change in cash and cash equivalents	$(47,126)	$(27,346)

Operating Activities

During the years ended December 31, 2025 and 2024 net cash used in operating activities was $39.9 million and $31.0 million, respectively. Net cash used in the years ended December 31, 2025 and 2024 primarily resulted from our net losses. The rise in net losses was mainly due to the increase in salaries and related expenses.

Investing Activities

During the years ended December 31, 2025 and 2024, our investing activities used net cash of $0.3 million and $1.3 million, respectively. The use of cash was for fixed asset purchases and the preparation for a new facility.

Financing Activities

During the year ended December 31, 2025 and 2024, the net cash (used in) provided by our financing activities was mainly related to the convertible loan. On January 3, 2024, we entered into a convertible loan agreement (the “Loan”) with John Simard, the Company’s Founder, Chairman and former President and Chief Executive Officer, which provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and interest by the Company. Additionally, during the year ended December 31, 2024, employees exercised stock options to purchase 50,767 shares of our common stock for approximately $200 thousand in net proceeds.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $125.6 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of XBiotech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XBiotech Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

March 13, 2026

XBiotech Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$125,551	$172,677
Accrued interest receivable	360	700
Income tax receivable	-	158
Prepaid expenses and other current assets	1,042	1,032
Total current assets	126,953	174,567
Property and equipment, net	23,129	24,526
Total assets	$150,082	$199,093

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,535	$2,223
Accrued expenses	6,318	2,632
Income tax payable	76	-
Convertible loan, related party	-	10,000
Convertible loan, third party	-	250
Total current liabilities	7,929	15,105
Long-term liabilities:
Income tax payable	1,798	1,720
Deferred tax liability	5	-
Total liabilities	9,732	16,825

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 share issued and outstanding at December 31, 2025 and December 31, 2024	276,727	273,105
Accumulated deficit	(136,377)	(90,837)
Total shareholders’ equity	140,350	182,268

Total liabilities and shareholders’ equity	$150,082	$199,093

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	2025	2024

Operating expenses:
Research and development	$47,390	$37,757
General and administrative	8,295	4,714
Total operating expenses	55,685	42,471
Loss from operations	(55,685)	(42,471)

Other income (expense):
Interest income	5,679	9,812
Interest expense	(88)	(807)
Other income	1,456	432
Foreign exchange gain (loss)	3,333	(5,529)
Total other income	10,380	3,908
Loss before income taxes	(45,305)	(38,563)
Income tax (expense) benefit	(235)	32
Net loss	$(45,540)	$(38,531)
Net loss per share—basic and diluted	$(1.49)	$(1.26)
Shares used to compute basic and diluted net loss per share	30,487,731	30,460,980

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Shareholders' Equity

(in thousands, except number of shares)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2023	30,436,964	$271,152	$(52,306)	$218,846
Net loss	-	-	(38,531)	(38,531)
Issuance of common stock under stock option plan	50,767	200	-	200
Share-based compensation expense	-	1,753	-	1,753
Balance at December 31, 2024	30,487,731	$273,105	$(90,837)	$182,268
Net loss	-	-	(45,540)	(45,540)
Share-based compensation expense	-	3,622	-	3,622
Balance at December 31, 2025	30,487,731	$276,727	$(136,377)	$140,350

See accompanying notes to consolidated financial statements.

XBiotech Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2025	2024
Operating activities
Net loss	$(45,540)	$(38,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,686	1,745
Deferred tax liability	5	-
Foreign exchange (gain) loss	(3,333)	5,529
Share-based compensation expense	3,622	1,753
Changes in operating assets and liabilities:
Income tax receivable	234	(83)
Accrued interest receivable	340	160
Prepaid expenses and other current assets	(10)	(271)
Accounts payable	(688)	(364)
Accrued expenses	3,686	(877)
Long term income tax payable	78	(24)
Net cash used in operating activities	(39,920)	(30,963)

Investing activities
Purchase of property and equipment	(289)	(1,304)
Net cash used in investing activities	(289)	(1,304)

Financing activities
(Payment on) proceeds from convertible loan related party	(10,000)	10,000
(Payment on) proceeds from convertible loan, third party	(250)	250
Issuance of common stock under stock option plan	-	200
Net cash (used in) provided by financing activities	(10,250)	10,450
Effect of foreign exchange rate on cash and cash equivalents	3,333	(5,529)

Net change in cash and cash equivalents	(47,126)	(27,346)
Cash and cash equivalents, beginning of year	172,677	200,023
Cash and cash equivalents, end of year	$125,551	$172,677

Supplemental Information:
Accrued purchases of property and equipment	$-	$70
Cash paid for interest	$486	$400
Cash paid (refunded) for income taxes	$(81)	$87

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of December 31, 2025, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $125.6 million at December 31, 2025, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). In the opinion of management, the accompanying consolidated financial statements present fairly the Company’s financial position at December 31, 2025 and 2024, the results of its operations and cash flows for the years ended December 31, 2025, and 2024.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported values of amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Employee Retention Tax Credit

In 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 Pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). ERC is a refundable tax credit for employers who kept employees on their payroll during the COVID-19 Pandemic.

During the years ended December 31, 2025, we received and recognized $558 thousand related to the Employee Retention Credit, which was recorded within other income in the Consolidated Statements of Operations. In January 2026, the Company received an additional $810 thousand related to the Employee Retention Credit. This amount was recorded and collected subsequent to year-end.

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

Share-based compensation expense recognized for the years ended December 31, 2025, and 2024 was included in the following line items on the Consolidated Statements of Operations (in thousands).

	Year Ended December 31,

	2025	2024

Research and development	$2,692	$1,127
General and administrative	930	626
Total share-based compensation expense	$3,622	$1,753

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2025	2024

Weighted-average grant date fair value per share	$2.68	$3.96
Expected volatility	79%-80%	79%-83%
Risk-free interest rate	3.7%-4.5%	3.6%-4.4%
Expected life (in years)	5.29–10.00	5.00–6.25
Dividend yield	-	-

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

Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, prepaid expenses and other current assets, accounts payable, and certain accrued liabilities. These financial instruments are held at cost, which generally approximates fair value due to their short-term nature.

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

At December 31, 2025 and 2024, the Company did not have any assets or liabilities that were measured at fair value on a recurring basis. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and debt approximate their fair values at December 31, 2025 and 2024.

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computer and office equipment, scientific equipment, vehicles, mobile facility and building are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

•	Furniture and fixtures	7 years

•	Computer and office equipment	5 years

•	Scientific equipment	5 years

•	Vehicles	5 years

•	Mobile facility	27.5 years

•	Building	39 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through December 31, 2025.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of the end of the year, resulting in a foreign exchange gain of $3.3 million for the year ended by December 31, 2025 and a foreign exchange loss of $5.5 million for the year ended by December 31, 2024. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the year ended December 31, 2025, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive. For the year ended December 31, 2024, all stock options and shares issuable under convertible debt agreements were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements were available to be issued for potential recognition or disclosure in its consolidated financial statements.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This accounting update improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of implementing this guidance on our financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis. There was no material impact to the Company's financial statements as a result of adopting ASU 2023-09.

3. Property and Equipment and Building Construction in Progress

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Computer and office equipment	$293	$290
Furniture and fixtures	133	133
Land	1,418	1,418
Scientific equipment	16,689	16,491
Vehicles	112	112
Building	24,173	24,173
Mobile facility	189	189
Construction in process	1,792	1,705
Accumulated depreciation	(21,670)	(19,985)
	$23,129	$24,526

Depreciation expenses related to property and equipment amounted to approximately $1.7 million for both the years ended December 31, 2025, and 2024. Construction in process is related to research and development, manufacturing equipment and design plans for an operating facility. Depreciation expense is allocated between research and development and general and administrative expense line items on the consolidated statements of operations. The allocation is as follows for the years ended December 31,2025 and 2024 (in thousands):

	2025	2024
Research and development	$1,683	$1,742
General and administrative	3	3
	$1,686	$1,745

4. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2025, and 2024 (in thousands):

	2025	2024
Accrued compensation and related expenses	$5,181	$611
Accrued professional fees	-	27
Accrued clinical trial expenses	1,098	1,502
Accrued convertible loan interest	-	404
Other	39	88
	$6,318	$2,632

5. Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, and Chairman and former President and Chief Executive Officer. The Loan provided $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan was secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals. At Mr. Simard’s election, the balance could be converted to XBiotech stock at any time the Loan balance was outstanding at a fixed conversion price equal to $4.048 per share. The conversion feature was subject to a 19.9% cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan included an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific acceleration events, including certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allowed Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan was funded or upon certain other conditions set forth in the Loan. The Loan had a contractual maturity date of January 3, 2029. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.  On January 31, 2025, the Loan was terminated upon full repayment by the Company. As a result, all conversion rights to XBiotech stock associated with the Loan were extinguished.

6. Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

No shares of common stock were issued during the year ended December 31, 2025.

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

A summary of changes in common stock options issued under the 2015 Plan and under the 2025 Plan is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	5,039,518	$2.71-$21.74	$9.46
Granted	262,000	4.05-11.81	6.31
Exercised	(50,767)	3.38-5.62	3.92
Forfeitures	(919,166)	3.84-19.92	11.52
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,373,747	2.64-3.89	3.34
Exercised	-	-	-
Forfeitures	(231,425)	3.16-19.00	10.01
Options outstanding at December 31, 2025	5,473,907	$2.64-$21.74	$7.45

The weighted average fair value of the options issued to directors, employees and consultants during the fiscal years ended December 31, 2025, and 2024, was $2.68 and $3.96, respectively. The total fair value of options vested during the years ended December 31, 2025, and 2024 was $3.9 million, and $1.6 million, respectively.

A summary of the activity in the Company’s nonvested shares is as follows:

	Year Ended December 31,
	2025		2024
	Shares	Weighted Average Granted Date Fair Value	Shares	Weighted Average Granted Date Fair Value
Nonvested at January 1,	257,500	$3.35	571,925	$3.30
Granted during the period	1,373,747	2.68	262,000	3.96
Vested during the period	(1,295,946)	2.98	(502,675)	3.42
Forfeited during the period	(10,850)	4.19	(73,750)	4.42
Nonvested at end of period	324,451	$1.98	257,500	$3.35

As of December 31, 2025, there was approximately $0.4 million of unrecognized compensation cost, related to stock options granted under the Plan which will be amortized to stock compensation expense over the next 1.0 years. As of December 31, 2025, no outstanding options had intrinsic value.

The weighted-average remaining contractual term of outstanding options as of December 31, 2025 is 5.6 years. Total exercisable stock options as of December 31, 2025 is 5.1 million. The weighted-average exercise price of options exercisable as of December 31, 2025 is $7.7 per share and the weighted-average remaining contractual term is 5.4 years.

8. Net Loss Per Share

The following summarizes the computation of basic and diluted net income(loss) per share for the years ended December 31, 2025, and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Net loss	$(45,540)	$(38,531)
Weighted-average number of common shares—basic	30,487,731	30,460,980
Net loss per share—basic	$(1.49)	$(1.26)
Weighted-average number of common shares—diluted	30,487,731	30,460,980
Net loss per share—diluted	$(1.49)	$(1.26)

9. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$1,178	$(26,313)
Foreign	(46,483)	(12,250)
Total	$(45,305)	$(38,563)

The components of the provision for income taxes are as follows for the years ended December 31, 2025, and 2024 (in thousands):

	Years Ended December 31,
Current	2025	2024
Federal	$153	$(49)
Foreign	77	17
Total	230	(32)
Deferred
Federal	5	-
Total	5	-

Total income tax expense (benefit)	$235	$(32)

The following is a reconciliation from the Company's statuary rate to the effective tax rate reported in the financial statements for the year ended December 31, 2025:

	Amount (in thousands)	Percentage
Tax expense at statutory rate	$(6,796)	15.00%
State and local income taxes, net of federal benefit of state	-	0.00%
Section 162(m) Executive Compensation	4,368	-9.64%
Tax rate differential	1,819	-4.02%
R&D Credit	(1,294)	2.86%
Foreign deferred provision - Deferred true-ups	520	-1.15%
Foreign deferred provision - Valuation Allowance	(5,789)	12.78%
Other	75	-0.16%
Total US	(301)	0.67%

Federal Law Changes	-	0.00%
Total Effect of Cross-Border Tax Laws	727	-1.60%
Tax Credits (Federal)	-	0.00%
Valuation Allowance (Federal)	7,297	-16.11%

Deduction for Foreign Affiliate Property Income (FAPI)	(611)	1.35%
FX Loss	(500)	1.10%
Other	59	-0.13%
Non-Deductible or Non-Taxable Items	(1,052)	2.32%
Unrecognized Tax Benefits	360	-0.79%
Other Adjustments	-	0.00%
Total	$235	-0.52%

The Company's effective tax rate for the year ended December 31, 2025 and December 31, 2024 were -0.52% and 0.08%, respectively. For the year ended December 31, 2025, the primary drivers of the variance from the statutory rate were losses in jurisdictions for which a valuation allowance is recorded and a benefit may not be recognized. For the year ended December 31, 2024, the primary drivers of the variance from the statutory rate were losses in jurisdictions for which a valuation allowance is recorded and a benefit may not be recognized.

For the year ended December 31, 2025, a majority of the Company's state income tax expense relates to Texas.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	2025	2024
Net operating loss carryforwards	$15,184	$2,799
Research and other credits	10,350	9,150
Stock based compensation	1,784	1,760
Capitalized research expenses	6,404	12,654
Accrued liabilities	347	414
Deferred tax assets before valuation allowance	34,069	26,777
Valuation allowance	(33,891)	(26,382)
Deferred tax assets	178	395

Depreciation	112	323
Prepaid assets	71	72
Deferred tax liability	183	395
Net deferred tax asset (liability)	$(5)	$-

For the year ended December 31, 2025, the Company has federal, state post-apportioned, and foreign net operating loss carryforwards of $2.1 million, $0 and $54.6 million, respectively. Of the federal amount, none have a limited carryforward period and will expire; $2.1 million will have an indefinite carryforward period. Of the foreign amount, $54.6 million has a limited carryforward period and will begin to expire in 2044. These credits are presented in the financial statements net of $439 thousand of related uncertain tax positions. As of December 31, 2024, credits were presented in the financial statements net of $2.1 million of related uncertain tax positions. In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes. Additionally, after weighing up all available and positive and negative evidence for the period ended December 31, 2025, the Company has determined a full valuation allowance for all jurisdictions was necessary.

For the year ended December 31, 2025, the Company considers all foreign earnings to be permanently reinvested.

The Company is subject to income tax in multiple jurisdictions, including Canada, USA, and the state of Texas. The Company has Canadian, USA, and Texas income tax returns that are open to examination for the 2022, and 2021 tax years, respectively. In addition, the utilization of tax carryforwards, from years prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Balance as of January 1	$3,434	$2,973
Additions based on tax positions related to the current year	329	660
Additions for tax positions of prior years	6	106
Reductions for tax positions of prior years	(1)	-
Reductions related to settlements	-	(305)
Reductions from lapse of statute of limitations	(52)	-
Balance at December 31	$3,716	$3,434

The Company has accrued interest expense and penalties related to the unrecognized tax benefits for the periods ended December 31, 2025 and 2024 of $414 thousand and $337 thousand, respectively. As of December 31, 2025, the unrecognized tax benefits would, if recognized, impact our effective tax rate.

The following summarizes the Company's tax payments and refunds by jurisdiction (in thousands).

Income Tax Paid (Refunded)	Years Ended December 31,
	2025	2024
Texas	$2	$2
Canada	(83)	85
Total	$(81)	$87

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate by reference the information required by this item with respect to directors and the Audit Committee from the information under the caption “ELECTION OF DIRECTORS,” including in particular the information under “Nominating and Corporate, Governance and Review Committee” , “Audit Committee”, “Report of the Audit Committee & the Board of Directors”, “Code of Ethics” and “Delinquent Section 16(a) Reports” and “EXECUTIVE OFFICERS” contained in our definitive Proxy Statement (the “Proxy Statement”), which we will file on or about April 28, 2026 with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders to be held on or about June 24, 2026.

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

10.1+

Executive Employment Agreement dated as of October 22, 2025 between XBiotech and John Simard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025)

10.2+

Change in Control Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

10.3

Confidentiality and Assignment of Inventions Agreement dated as of March 22, 2005 between XBiotech and John Simard (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2015)

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

10.8+	XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2015)

10.9+	Form of Incentive Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.10+	Form of Nonqualified Share Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 15, 2023)

10.11+	Second Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.12+	Third Amendment to the XBiotech Inc. 2015 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020)

10.13+	XBiotech Inc. 2025 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 7, 2025)

10.14*	Board Member Agreement, dated as of August 29, 2025, by and between XBiotech Inc. and Craig Rademaker

10.15*	Board Member Agreement, dated as of August 29, 2025, by and between XBiotech Inc. and David Soffer

10.16*	Board Member Agreement, dated as of August 29, 2025, by and between XBiotech Inc. and Tevi Troy

10.17*	Board Member Agreement, dated as of August 29, 2025, by and between XBiotech Inc. and Thomas Kuendig

10.18†

IP Non-Assertion and License Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019)

10.19†

Clinical Manufacturing Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-K filed on March 16, 2020)

10.20†

Transition Services Agreement, dated as of December 30, 2019, between XBiotech Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 10-K filed on March 16, 2020)

10.21†*	XBiotech Inc. Insider Trading Policy

97	XBiotech Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Current Report on Form 10-K filed on March 18, 2025)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Whitley Penn LLP

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2026.

XBIOTECH INC.,

/s/ SUSHMA SHIVASWAMY
Name:	Sushma Shivaswamy
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ SUSHMA SHIVASWAMY Sushma Shivaswamy, Chief Executive Officer (Principal Executive Officer)	March 13, 2026

/s/ ANGELA HU Angela Hu, Principal Financial Officer and Principal Accounting Officer	March 13, 2026

/s/ JOHN SIMARD John Simard, Chairman of the Board	March 13, 2026

/s/ THOMAS KUENDIG Thomas Kuendig, Director	March 13, 2026

/s/ CRAIG RADEMAKER Craig Rademaker, Director	March 13, 2026

/s/ TEVI TROY Tevi Troy, Director	March 13, 2026

/s/ DAVID SOFFER David Soffer, Director	March 13, 2026