Form 10-K/A
period 2025-12-31
XBiotech Inc.
filed 2026-04-29
CIK 1626878

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

XBiotech Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 of XBiotech, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2025. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2025. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions held by each of our directors and executive officers for the fiscal year ended December 31, 2025.

Name	Age	Position Held With the Company
John Simard	64	Founder & Chairman of the Board

Thomas Kündig, M.D.	63	Director

Craig Rademaker, Esq	61	Director

Tevi D. Troy, M.A., Ph.d.	59	Director

David Soffer, B.Sc. DMD.	61	Director

Dr. Sushma Shivaswamy, Ph.D.	48	Interim Chief Executive Officer and Chief Scientific Officer

Angela Hu	43	Director of Finance

John Simard, Chairman of the Board, founded XBiotech Inc. in 2005 and served as its President and Chief Executive Officer and Chairman of the Board from 2005 to 2025. He retired from his role as President and Chief Executive Officer effective December 8, 2025 and continues to serve as Chairman of the Board of Directors and as a Scientific Advisor. Prior to XBiotech, he was founder and Chief Executive Officer of CTL ImmunoTherapies Corp., a developer of therapeutic vaccines to treat cancer and chronic infectious disease; he also founded AlleCure Corp., of Valencia, California, a developer of allergy treatments and immune modulating therapies. In 2001, AlleCure and CTL ImmunoTherapies merged to form MannKind Corp., where Mr. Simard served as Corporate Vice President and a board member. Mr. Simard holds a degree in Biochemistry from the University of Saskatchewan and attended graduate studies in Medical Biophysics/Immunology at the University of Toronto. He has over 240 issued and pending patents related to cancer therapy, therapeutic vaccines and therapeutic antibodies, as well as a substantial number of peer-reviewed scientific publications and the textbook “Immune Response Genes.”

Our Board of Directors believes that Mr. Simard’s qualifications to serve as a director include his extensive executive leadership experience, his role as founder of the company, his many years of service on our Board of Directors and as our Chief Executive Officer, and extensive knowledge of our company and industry.

Dr. Thomas Kündig M.D., was appointed to the Company’s Board of Directors on June 24, 2025. Dr. Kündig is a distinguished leader in academic medicine, currently serving as Director of the Department of Dermatology at the University Hospital Zurich (USZ) and Full Professor of Dermatology at the University of Zurich. With over three decades of experience spanning clinical care, translational research, and institutional leadership, he brings a unique blend of scientific rigor, operational excellence, and strategic vision. Dr. Kündig’s career is marked by pioneering contributions to immunodermatology, particularly in the development of intralymphatic immunotherapy (ILIT), which has significantly reduced treatment durations for allergy patients. His research group has also advanced preclinical models for cancer immunotherapy and allergen-specific monoclonal antibodies. As a department head, Dr. Kündig has overseen substantial resources and complex clinical operations, leading initiatives in patient-centered care, including the integration of self-help programs to enhance health literacy. His leadership has positioned USZ’s dermatology clinic as a national and international reference center, reflecting his ability to elevate institutional performance and reputation.

Dr. Kündig’s governance experience includes board roles in the Swiss Society for Dermatology & Venereology and the European Dermatology Forum. As well, he is a recipient of the Swiss Technology Award and the Georg-Friedrich Götz Prize. Prof. Kündig has an M.D. from the University of Zürich.

Craig Rademaker, Esq. was appointed to the Company’s Board of Directors on June 24, 2025. Mr. Rademaker has over 35 years’ experience in the financial industry, covering a multitude of areas and industries, both private and public. These include institutional and retail brokerage, principal trading, equity and debt raising, mergers and acquisitions advice and venture capital as a facilitator and principal investor. Mr. Rademaker started his career in venture capital at the age of 16, working in his father’s firm in Vancouver, B.C. At 23 Mr. Rademaker began working on trade desk and was quickly promoted to the underwriting group, managing an international trade desk with focus on trading volatility and market making for public companies. During his underwriting years, Mr. Rademaker was responsible for multiple initial public offerings, reverse take overs and mergers related to US, Canadian and international exchanges. After approximately 15-20 years in underwriting, Mr. Rademaker transitioned to become a capital markets leader. He has served as a consultant to multiple Canadian private equity firms and opened a Canadian office for a European trust company group. Mr. Rademaker’ focus has evolved towards helping companies and investors build risk mitigating strategies, align competing interests and perfect capital stocks. Mr. Rademaker has a B.Sc. degree in economics from Simon Fraser University.

The Hon. Tevi D. Troy M.A., Ph.D., is a Senior Fellow at the Ronald Reagan Institute, Senior Scholar at the Straus Center at Yeshiva University, White House aide and a best-selling author on presidential history. Dr. Troy is former Deputy Secretary of the U.S. Department of Health and Human Services, the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, serving in several high-level positions, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well, serving as Policy Director for Senator John Ashcroft, Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee. In addition to governmental work and health care expertise, Dr. Troy has written over 400 published articles for The New York Times, The Wall Street Journal, The Washington Post, Politico, The Atlantic, and many other publications. He is a frequent television and radio analyst, and has appeared on CNN, C-SPAN, Fox News, and The NewsHour, among other outlets. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin.

Dr. David Soffer, B.Sc. DMD., has a distinguished background in both science and healthcare. After earning a Bachelor of Science in Biochemistry from the University of Saskatchewan, Dr. Soffer was a researcher at the Weizmann Institute in Rehovot, Israel, where his work on autoimmune disorders led to a published study in the European Journal of Immunology entitled "Factors Outside the Major Histocompatibility Complex Influence Susceptibility to Acquired Autoimmune Encephalomyelitis." Following his scientific work, Dr. Soffer pursued dentistry, graduating with a Doctor of Dental Medicine (DMD) from the University of Saskatchewan in 1996. Over the next two decades, he practiced dentistry in rural Canada, where he owned and operated clinics. He also founded a hospital dentistry program to treat pediatric patients under general anesthesia, enhancing access to care in underserved communities. Dr. Soffer continues to practice dentistry and serve outlying communities that require specialized care. Beyond his clinical work, Dr. Soffer is an active trader in the stock market. Drawing on his analytical background and commitment to fairness, he looks to contribute to broader discussions on equity and transparency, aiming to amplify the voices and concerns of retail investors in an increasingly complex biotechnology sector.

Sushma Shivaswamy, Ph.D. was appointed as the Company’s Interim Chief Exective Officer in December 2026 and continues to serve as Chief Scientific Officer. As CSO Dr. Shivaswamy oversees all scientific and technical operations with respect to research and development and Good Manufacturing Practice production of antibody. Dr. Shivaswamy has been with the Company since 2009 also holding positions of Director of Research & Development (2011-2015) and Senior Scientist (2009-2011). Prior to joining XBiotech, Dr. Shivaswamy was a postdoctoral researcher at the Center for Systems and Synthetic Biology at the University of Texas at Austin. She has a Ph.D. degree in Molecular Biology from the Center for Cellular and Molecular Biology, India.

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

Board Leadership Structure

Our Board of Directors is currently chaired by John Simard. Our Board of Directors believes that, given the perspective, experience, and expertise that Mr. Simard brings as the founder of the Company, he is the most equipped individual to serve as Chairman of the Board and his service in these capacities is appropriate and in the best interests of our Board of Directors, our company and our shareholders. Dr. Thomas Kündig currently serves on our Board of Directors and is chairman of the Compensation Committee and a member of Nominating and Corporate Governance Committee. Craig Rademaker currently serves on our Board of Directors and is chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee. Dr. Tevi Troy currently serves on our Board of Directors and is chairman of the Audit Committee. Dr. David Soffer currently serves on our Board of Directors and is a member of Audit Committee.

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

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information in 2025 for each of the Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance and Nominating
Thomas Kündig		X*	X
Craig Rademaker	X	X	X*
Tevi D. Troy	X*
David Soffer	X
Total meetings in 2025	4	4	1

*	Committee Chairperson

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

Our Audit Committee is currently composed of three directors: Dr. Tevi Troy (Chair), Mr. Craig Rademaker and Dr. David Soffer. Our Board of Directors has adopted a written charter of the Audit Committee that is available to shareholders on the Company’s website at www.xbiotech.com. Our Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to Audit Committee members.

Our Board of Directors previously determined that Mr. Thorpe McKenzie, who served on our Audit Committee before his retirement from the Board on March 27, 2025, qualified as an “audit committee financial expert” prior to his retirement based on a qualitative assessment of Mr. McKenzie’s level of knowledge and experience based on a number of factors, including being a graduate of the Wharton Graduate division of the University of Pennsylvania, followed by a career in the finance industry spanning several decades, including extensive executive experience overseeing the preparation of financial statements and related matters. The Board also previously determined that Mr. Jan-Paul Waldin, who served on our Audit Committee until the end of his term as a director on August 29, 2025, was sufficiently proficient in reading and understanding the company’s financial statements to serve on the Audit Committee. The Board has determined that Mr. Rademaker qualifies as an audit committee financial expert based, among other considerations, on his understanding of generally accepted accounting principles; his ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; and his experience evaluating financial statements in connection with multiple initial public offerings, reverse takeovers and mergers as an underwriter and in his subsequent role as a capital markets leader at a Canadian private equity firm. The Board further believes that Dr. Troy and Dr. Soffer are sufficiently proficient in reading and understanding the company’s financial statements to serve on the Audit Committee.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed with management of the Company and the independent auditor the audited financial statements for the fiscal year ended December 31, 2025. The Audit Committee has reviewed and discussed with the independent registered public accounting firm the matters required to be discussed and all communications required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors, and the Board subsequently approved the recommended, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for filing with the SEC.

THE AUDIT COMMITTEE

Dr. Tevi Troy (Chair)

Mr. Craig Rademaker

Dr. David Soffer

*

This material is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The Compensation Committee was established by our Board of Directors in February 2015 and is currently composed of two directors: Dr. Thomas Kündig(Chair) and Mr. Craig Rademaker. The Board of Directors reviews the NASDAQ listing standards definition of independence for Compensation Committee members on an annual basis and has determined that all members of the Company’s Compensation Committee are independent as defined under NASDAQ listing standards, including the heightened standards applicable to Compensation Committee members, and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

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

The charter of the Compensation Committee grants the Compensation Committee sole authority and right, at the expense of the Company, to retain or obtain the advice of legal counsel, compensation and other consultants, accountants, experts and advisers of its choice to assist the Committee in connection with its functions, including any studies or investigations, but only after conducting an independence assessment and taking into consideration all factors relevant to any adviser’s independence from management, including those specified in Rule 6505(d)(3) of the Nasdaq Rules and those set forth in SEC rules. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. During the 2025 fiscal year, the Compensation Committee determined not to utilize a third party compensation consultant, as the Committee did not feel that the application of a compensation consultant was an efficient use of funds in light of the Company’s current size.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In 2026, the Board determined that for the sake of administrative convenience, it was desirable to delegate Dr. Sushma Shivaswamy , the interim Chief Executive Officer and Chief Scientific Officer (the “Executive”), the authority to grant certain options pursuant to the terms of the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), subject to certain limitations including (i) without the prior written approval of the Board, Executive shall not in any one calendar year grant options to acquire more than 1,000,000 Shares in the aggregate or more than 100,000 options to any one individual, provided that options granted pursuant to any such written approval shall not be counted toward the foregoing thresholds; (ii) without the prior written approval of the Board, Executive shall not grant options to herself, John Simard or to certain other executive officers; (iii) the exercise price for options granted by Executive shall be the closing price of the Shares on the date of grant and term of any such options shall not be greater than 10 years; and (iv) Executive shall make any and all option grants pursuant to the authority delegated by the Board and specify the material terms of such options and provide that such options will be subject to the terms and conditions of a stock option agreement to be prepared by the Company promptly following the date of grant. The purpose of these delegations of authority was to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee.

The Compensation Committee will make adjustments, if any, to annual compensation, bonus and equity awards and performance guidelines at one or more meetings during 2026. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of her performance is conducted by the Compensation Committee, which determines any adjustments to her compensation as well as awards to be granted.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of two directors in compliance with the NASDAQ listing standards: Mr. Craig Rademaker (Chair) and Dr. Thomas Kündig. All members of the Nominating and Corporate Governance Committee are independent as defined under NASDAQ listing standards. The Nominating and Corporate Governance Committee has adopted a written charter that is available to shareholders on the Company’s website at www.xbiotech.com.

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

Meetings of the Board of Directors

The Board of Directors met twice during 2025, the Company’s last fiscal year. All directors who served in 2025 attended all of the meetings of the Board and of the committees on which they served.

Communications With the Board of Directors

The Company’s Board has adopted a formal process by which shareholders and other interested parties may communicate with the Board or any of its directors. Shareholders and other interested parties who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of XBiotech Inc. at 5217 Winnebago Lane, Austin, TX 78744. Each communication must set forth the name and address of the interested party or the Company shareholder on whose behalf the communication is sent and the number of Company shares that are owned beneficially by such shareholder as of the date of the communication. Each communication will be reviewed by the Company’s Secretary to determine whether it is appropriate for presentation to the Board or relevant directors. Communications determined by the Company’s Secretary to be appropriate for presentation to the Board or any relevant directors are submitted to the Board or relevant directors on a periodic basis.

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

To the Company’s knowledge, based solely on a review of the reports filed electronically with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” with respect to certain portions of the executive compensation disclosure in this Amendment.

The following table shows for the fiscal years ended December 31, 2025 and December 31, 2024, compensation awarded to, paid to, or earned by, our principal executive officer and our two other executive officers (the “Named Executive Officers”) listed below:

•	John Simard, Founder, Chairman of the Board & former Chief Executive Officer;

•	Sushma Shivaswamy, Ph.D., Interim Chief Executive Officer & Chief Scientific Officer; and

•	Angela Hu, Director of Finance

Summary Compensation Table for Fiscal Years 2025 and 2024

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Bonus($)(2)	Severance($)(3)	All Other Compensation($)(4)	Total ($)
John Simard, Former President & Chief Executive Officer	2025	1,250,000	3,000,000	8,530,442	17,341,326	12,436	30,134,204
	2024	1,205,083	-	5,030,000	-	10,498	6,245,581
Sushma Shivaswamy, Ph.D. Interim Chief Executive Officer & Chief Scientific Officer	2025	468,557	-	90,000	-	12,436	570,992
	2024	450,000	-	197,074	-	10,498	657,572
Angela Hu, Director of Finance	2025	200,000	-	40,000	-	5,419	245,419
	2024	200,000	-	80,000	-	5,419	285,419

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2025 and 2024, as applicable, computed in accordance with Financial Accounting Standard Board ASC Topic 718 (“ASC 718”) for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)

Amounts shown represent discretionary performance bonuses earned in 2025 and 2024. In 2025, Mr. Simard was granted a cash bonus of $4,000,000 for the performance of 2024 in the first quarter of 2025 and paid in the first quarter of 2025, and a cash bonus of $4,530,442 for the performance of 2025 in December of 2025 based on the Employee Agreement, which was paid in January 2026. In 2024, Mr. Simard was granted a cash bonus of $5,030,000 for the performance of 2023, which was paid in the second quarter of 2024.

(3)	Amounts shown represent the severance payment to Mr. Simard in connection with his retirement on December 8, 2025, in accordance with the terms of his executed Employment Agreement.

(4)

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

Employment Agreement with John Simard. We entered into an Executive Employment Agreement with John Simard, our former CEO and President, effective October 1, 2025, to replace and supersede all prior employment agreements between Mr. Simard and the Company. The employment agreement was approved by the our Compensation Committee.

Under the employment agreement, Mr. Simard received an annual base salary of $1,250,000. Mr. Simard was also eligible to receive an annual base bonus of $4,530,442, to be determined each calendar year by the Compensation Committee during Mr. Simard’s employment. The amount of the base salary and base bonus was to be adjusted for inflation at the end of each calendar year as provided in the employment agreement. The Compensation Committee also had discretion to award Mr. Simard stock options and additional cash bonus amounts if the Compensation Committee determined such options or amounts are warranted. Mr. Simard is also entitled to reimbursement of reasonable and documented expenses and to participate in the Company’s benefit programs.

The employment agreement also provides that in the event of Mr. Simard’s retirement, departure due to disability, or termination without cause, Mr. Simard or his estate shall receive a severance payment equal to three (3) full calendar years of base salary and three (3) full calendar years of base bonus, using the annual amount of base salary and base bonus for the calendar year when the termination occurred, to be paid in cash within 14 days after the effective date of the release. Upon Mr. Simard’s retirement, he will continue to serve in a consulting capacity with the Company for at least eighteen (18) months thereafter, and will also continue to receive base salary during that time period. In the event of termination for cause, the severance amount would be reduced as provided in the employment agreement. Mr. Simard received the severance and bonus payments described above following his retirement and continues to serve in a consulting capacity with the Company pursuant to the terms of his employment agreement.

Offer Letters with Other Named Executive Officers. There are no employment agreements for Dr. Shivaswamy or Ms. Hu. We entered into an offer letter with Dr. Shivaswamy upon her hiring, which originally provided that she was paid an annual base salary of $70,000 per year as well as granted stock options. Dr. Shivaswamy was appointed as the Company’s Interim Chief Executive Officer effective December 8, 2025, in connection with John Simard’s retirement, and continues to serve as Chief Scientific Officer. Her annual base salary was increased from $450,000 to $750,000 while she serves in these roles, with a bonus structure and a full remuneration package to be determined by the Compensation Committee at a later time. We entered into a written employment arrangement with Ms. Hu, pursuant to which she received a base salary of $200,000 and from time to time she receives option grants as approved by the Board of Directors or Compensation Committee.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2025, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

Outstanding Equity Awards at December 31, 2025

Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Simard	03/31/2016(1)	48,125		$9.45	3/30/2026
	06/19/2017(2)	61,516		$4.24	6/19/2027
	06/19/2018(3)	110,740		$4.44	6/18/2028
	06/27/2019(4)	150,000		$7.45	6/26/2029
	12/06/2019(5)	500,000		$11.12	12/5/2029
	03/17/2025(6)	1,026,228		$3.52	03/16/2035

Sushma Shivaswamy	6/19/2017(7)	50,000		$4.24	06/19/2027
	11/20/2017(8)	150,000		$4.13	11/19/2027
	01/04/2019(9)	15,000		$5.26	01/03/2029
	11/06/2019(10)	100,000		$10.36	11/05/2029
	11/19/2021(11)	100,000		$12.67	11/18/2031
	02/10/2023(12)	100,000		$3.84	02/09/2033

Angela Hu	01/04/2019(13)	5,000		$5.26	01/03/2029
	11/06/2019(14)	10,000		$10.36	11/05/2029
	11/19/2021(15)	10,000		$12.64	11/18/2031
	02/10/2023(16)	30,000		$3.84	02/09/2033

(1)	Fully vested as of March 31, 2019. Expired in accordance to its terms as of March 30, 2026.
(2)	Fully vested as of June 19, 2020.
(3)	Fully vested as of June 19, 2021.
(4)	Fully vested as of June 27, 2022.
(5)	Fully vested as of December 6, 2020.
(6)	Fully vested as of March 17, 2025.
(7)	Fully vested as of June 19, 2020.
(8)	Fully vested as of November 20, 2020.
(9)	Fully vested as of January 4, 2021.
(10)	Fully vested as of November 6, 2022.
(11)	Fully vested as of November 19, 2023.
(12)	Fully vested as of February 10, 2025.
(13)	Fully vested as of January 4, 2021.
(14)	Fully vested as of November 06, 2022.
(15)	Fully vested as of November 19, 2023.
(16)	Fully vested as of February 10, 2025.

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee currently consists of Mr. Thomas Kündig and Mr. Craig Rademaker. No member of the Compensation Committee has ever been an officer or employee of ours and no member is party to a related party transaction with us. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

In 2025, we determined the median employee by analyzing base salary and wages (including overtime, stock option, etc.) for all active employees (annualized based on full-time or part-time hourly or salaried status for 2025 if employed for less than the full year) in and outside the United States as of December 31, 2025. We calculated the median employee’s total compensation for 2025 in accordance with the rules applicable to disclosure of compensation in the summary compensation table. The total compensation of the median employee based on this methodology and criteria for 2025 was $87,096.

The Company’s CEO total compensation for 2025, as reported in the Summary Compensation Table, was $30,102,697. In accordance with Instruction 10 to Item 402(u) of Regulation S-K, because the Company had more than one individual serving as PEO during the year, this amount reflects the combined compensation of Mr. John Simard, who served as Chief Executive Officer until his retirement on December 8, 2025 (including severance and a 2025 bonus paid in January 2026), and Dr. Sushma Shivaswamy, who served as Interim Chief Executive Officer from December 8, 2025 through December 31,2025, in each case during their respective terms as Chief Executive Officer. Therefore, the annual CEO total compensation was approximately 345 times that of the median annual total compensation of all other employees in 2025.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our company.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (Loss) (“TSR”)(4)	Net Loss (millions)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	30,102,697	27,102,297	384,576	384,576	(41.56)	(45.54)
2024	6,245,581	6,245,581	471,495	471,495	2.25	(38.53)
2023	5,556,481	5,556,481	499,893	324,062	13.96	(24.56)

(1)

The dollar amount reported in column (b) for 2025 reflects the combined compensation of Mr. John Simard, who served as Chief Executive Officer until his retirement on December 8, 2025 (including severance and the 2025 bonus paid in January 2026), and Dr. Sushma Shivaswamy, who served as Interim Chief Executive Officer thereafter. The dollar amounts reported in column (b) for 2024 and 2023 represent the amounts of total compensation reported for Mr. Simard (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

(2)

The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Chief Executive Officer) in the “Total” column of the Summary Compensation Table in each applicable year. For fiscal year 2025, the named executive officers included in this calculation are Dr. Shivaswamy (with compensation included only for the period prior to her appointment as Interim Chief Executive Officer) and Ms. Hu. For 2024 and 2023, the named executive officers (excluding Mr. Simard) included in this calculation are Dr. Shivaswamy and Ms. Hu for the full.

(3)

The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Chief Executive Officer ), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Chief Executive Officer) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Chief Executive Officer ) for each year to determine the compensation actually paid:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2025	384,576	-	384,576
2024	471,495	-	471,495
2023	499,893	(175,831)	324,062

(4)

Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period.

(5)	The dollar amounts reported represent the amount of net loss reflected in our consolidated audited financial statements for the applicable year.

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

Compensation Actually Paid and Net Loss

Our business model includes discovery and development of drug candidates for potential sale prior to marketing authorization. Revenues are thus periodic. Our company has historically looked to value creation of is pipeline of assets rather than to net loss as a performance measure for our executive compensation program. In 2025 and 2024, the Company’s net loss increased primarily due to severance payments associated with the retirement of the Chief Executive Officer. Compensation actually paid for our principal executive officer and non-PEO named executive officers increased in 2025 and 2024.

Compensation Actually Paid and Cumulative TSR

The compensation actually paid to our principal executive officer and non-PEO named executive officers during the periods presented are related to performance measures with respect to the potential transactional value and market potential with our pipeline of drug candidates. To align executive compensation with performance, we employ several measures, but they are generally not financial performance measures, such as TSR. For compensation we consider both stock options and discretionary cash bonuses as an essential part of our executive incentive and retention program. Stock options only generate value if the market price of our common stock increases and the executive officer remains employed with us during the vesting period and align our executive officers’ interests with those of our shareholders. Discretionary cash bonuses provide strong incentive and retention value and is generally less costly to the Company in the long term than stock based compensation. In 2025 and 2024, the Company’s TSR declined, while compensation actually paid to our Principal Executive Officer increased in both years. Compensation actually paid to our non-PEO named executive officers decreased in both years.

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

During fiscal year 2025, the Company granted stock options to Mr. Simard on March 17, 2025, with an aggregate grant date fair value of approximately $3.0 million. Such grant was not made during the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form), and ending one business day after the filing or furnishing of such report.

Director Compensation

We compensate non-employee members of the Board of Directors through both cash fees and annual equity grants under our 2025 Plan, which grants are made at the fair market value of our common stock at the time of grant. Directors who are also employees do not receive cash or equity compensation in addition to compensation they receive for their service as our employees. Both non-employee and employee members of the Board of Directors are reimbursed as necessary for travel, lodging and other reasonable expenses incurred while attending Board of Directors or committee meetings.

The following table shows for the fiscal year ended December 31, 2025 certain information with respect to the compensation of all non-employee directors of the Company. Because John Simard serves as former Chief Executive Officer of the Company, he did not receive compensation for his services as Chairman of the Board.

Director Compensation for Fiscal Year 2025

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Jan-Paul Waldin(4)	105,644	23,976	-	129,620
Peter Libby(5)	85,836	23,976	-	109,812
Tak Mak(6)	46,219	23,976	-	70,195
W.Thorpe McKenzie(7)	32,986	-	-	32,986
Thomas Kündig	62,795	140,147	-	202,942
Craig Rademaker	73,260	163,156	-	236,417
Tevi Troy	33,973	99,200	-	133,173
David Soffer	30,575	90,343	-	120,919

(1)

Amounts listed represent the aggregate grant date fair value amount computed as of the grant date of each option awarded during 2025 in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

Pursuant to the terms of their Board Member Agreements or other agreements with the Company. Kündig, Rademaker, Troy, and Soffer were granted nonstatutory stock options 79,115, 92,104, 56,000 and 51,000, respectively, under the Company’s 2025 Equity Incentive Plan, which options were granted at the closing sales price per share of the Company’s Common Stock on the date of issuance. All such options vest in two equal portions at four months and ten months from the Grant Date and expire ten years from the Grant Date.

(3)	The aggregate number of outstanding options held by Kündig, Rademaker, Troy, and Soffer as of December 31, 2025 was 79,115, 92,104, 56,000 and 51,000, respectively.

(4)	Mr. Waldin left the Board of Directors in August 2025 at the end of his elected term.

(5)	Dr. Libby left the Board of Directors in August 2025 at the end of his elected term.

(6)	Dr. Mak left the Board of Directors in August 2025 at the end of his elected term.

(7)	Mr. McKenzie retired from the Board of Directors in March 2025.

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

Thomas Kündig

Craig Rademaker

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 13, 2026 by (i) each of our directors; (ii) each of our Named Executive Officers as defined below under the heading “Executive Compensation”; (iii) each person known by us to beneficially own more than 10% of our outstanding common stock and (iv) all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 12, 2026, which is 60 days after March 13, 2026.

Percentage of beneficial ownership is based on 30,487,731 shares of common stock outstanding as of March 13, 2026.

Beneficial Owner	Number of Shares	Percent of Total
Name and address of Greater than 5% Shareholders
Thomas Gut (1) Lindenberg Family Office Ltd. Laternengasse 5 8001 Zurich, Switzerland	3,914,111	12.8%
W. Thorpe McKenzie (2) 832 Georgia Avenue, Suite 1100, Chattanooga, TN 37402, US	3,006,259	9.8%

Named Executive Officers and Directors (3)
John Simard	5,671,650	17.5%
Thomas Kündig (4)	339,558	1.1%
Craig Rademaker (5)	217,037	*
Tevi Troy	28,000	*
David Soffer	25,500	*
Sushma Shivaswamy	515,000	1.7%
Angela Hu	80,500	*
All named executive officers and directors as a group (7 persons) (6)	6,877,245	20.8%

*	Less than one percent.

(1)	Based on information set forth in a Form 13/G filed with the SEC on February 7, 2024.

(2)

Mr. McKenzie served as a director until his retirement on March 27, 2025. This figure includes 66,748 shares held by the McKenzie Foundation, 31,864 shares held by Mr. McKenzie’s spouse and 7,676 shares held in a Trust for Mr. McKenzie’s stepchildren.

(3)

These figures include shares of common stock underlying stock options held by our executive officers and directors that are immediately exercisable or scheduled to become immediately exercisable within 60 days of March 13, 2026. Underlying stock options include the following amounts: John Simard – 5,671,650; Craig Rademaker – 46,052; Thomas Kündig – 39,558; Tevi Troy – 28,000; David Soffer – 25,500; Sushma Shivaswamy – 515,000 and Angela Hu – 55,000.

(4)	This figure includes 200,000 shares held by Mr. Kündig and 100,000 shares held by Mr. Kündig’s daughters.

(5)	This figure includes 104,237 shares held by a family trust and 66,748 shares held by Mr. Rademaker’s spouse.

(6)

Includes 2,557,594 shares of common stock underlying stock options held by our executive officers and directors (7 persons total) that are immediately exercisable or are scheduled to become exercisable within 60 days of March 13, 2026.

Equity Compensation Plans and Other Benefits Plans

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

The 2015 Plan automatically terminated on April 1, 2025. No further awards may be granted under the 2015 Plan, but any awards granted prior to such termination remain outstanding in accordance with their terms. As of December 31, 2025, award with respect to 5,168,256 common shares were outstanding under the 2015 Plan.

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

2025 Equity Incentive Plan (the “2025 Plan”).

The 2025 Plan was adopted by our Board of Directors and approved by the Company’s shareholders on August 29, 2025. The 2025 Plan became effective August 29, 2025 and will continue in effect for a term of ten years from the date adopted by the Board, unless terminated earlier by the Board. The purpose of the 2025 Plan is to promote the interests of the Company by (i) providing directors, officers, employees and consultants of the Company or any of its subsidiaries or other persons as the Board may approve with greater incentive to further develop and promote the business and financial success of the Company; (ii) aligning the interests of participants with those of Company shareholders and (iii) assisting the Company in attracting, retaining and motivating its directors, officers and employees. The material terms of the 2025 Plan include the following:

Shares Subject to the Plan. The aggregate number of shares of common stock (“Common Shares”) that may be issued pursuant to awards granted under the 2025 Plan will equal 3,000,000 Common Shares plus the number of Common Shares subject to outstanding share awards under the 2015 Plan that (i) are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued, (ii) are not issued because such stock award or any portion thereof is settled in cash, (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such Common Shares, or (iv) are withheld or used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award, which number of Common Shares may not exceed 8,382,681 Common Shares. The number of shares of common stock that may be issued pursuant to incentive stock options under the 2025 Plan is also limited to 8,382,681 Common Shares. Shares of common stock available for distribution under the 2025 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. If any award (or portion thereof) expires or terminates without having been exercised in full or is forfeited to or repurchased by the Company, the number of Common Shares subject to such award will again be available for issuance under the 2025 Plan. Common Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant under the 2025 Plan. To the extent an award under the 2025 Plan is paid out in cash rather than Common Shares, such cash payment will not result in a reduction in the number of Common Shares available for issuance under the 2025 Plan.

Eligibility. Participation in the 2025 Plan is limited to employees, directors and consultants of the Company and its subsidiaries (“Eligible Persons”). As of June 27, 2025, there were 5 non-employee directors, approximately 91 employees, and approximately 15 consultants of the Company that would be eligible for grants under the 2025 Plan.

Adjustments. In the event that any dividend or other distribution (whether in the form of cash, Common Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Common Shares occurs, the Board, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2025 Plan, will adjust the number and class of Common Shares that may be delivered under the 2025 Plan and/or the number, class, and price of Common Shares covered by each outstanding award.

Administration. The 2025 Plan is administered by the Board, which pursuant to the terms of such Plan has delegated certain of its administrative authority and functions to the Company’s Compensation Committee. The Board has also delegated the authority to grant options (subject to certain limitations) to the Company’s chief executive officer, who is deemed to constitute a committee under the terms of the 2025 Plan. The Board has retained the authority to concurrently administer the 2025 Plan with any committee and may, at any time, reassume some or all of the powers previously delegated. The Board has the authority to determine all questions arising out of the 2025 Plan and any award granted pursuant to the 2025 Plan, which interpretations and determinations will be conclusive and binding on the Company and all other affected persons.

Recoupment. All awards granted under the 2025 Plan shall be subject to recoupment in accordance with the XBiotech, Inc. Clawback Policy (as may be amended and/or restated from time to time) and any other clawback policy that the Company is required to adopt pursuant to the listing standards of any stock exchange on which the Company’s securities are listed or as is otherwise required by other applicable law. In addition, an Award Agreement may contain such other clawback, recovery or recoupment provisions as the Board determines necessary or appropriate, including but not limited to a reacquisition right in respect of previously acquired Common Shares.

Non-employee director compensation limit. The 2025 Plan provides that the maximum number of shares of common stock subject to awards granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director during the fiscal year, may not exceed a total value of $750,000 (calculating the value of any awards based on the grant date fair value for financial reporting purposes).

Limitations on Transfer. Unless the Board expressly provides otherwise in the Award Agreement, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant.

Merger or Change in Control. In the event of a merger or change of control, as defined in the 2025 Plan, an outstanding award may, at the determination of the Board (i) be assumed or substantially equivalent award substituted by the acquiring or succeeding corporation; (ii) be terminated upon or immediately prior to the merger or change of control (with or without payment or receipt of any consideration); (iii) vest and become exercisable, realizable or payable, or applicable restrictions lapse prior to or upon consummation of the merger or change of control; (iv) (A) be terminated in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction or (B) be replaced with other rights or property selected by the Board in its sole discretion; or (iv) any combination of the foregoing. If a successor corporation does not assume or provide a substitute for an outstanding award, such award shall fully vest and the participant shall have the right to exercise all of his or her outstanding Options and SARs and all restrictions on Restricted Share Awards and RSU Awards will lapse, and, with respect to awards subject to performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Suspension, Termination or Amendment. The 2025 Plan will become effective on the date it is approved by the Company’s shareholders, and will continue in effect for a term of ten years from the date adopted by the Board, unless terminated earlier by the Board. Subject to any limitations imposed by the 2025 Plan, the Board has the right at any time and from time to time to suspend, amend or terminate the 2025 Plan in any manner without consent or approval from participants or shareholders. No such suspension, amendment or termination shall materially prejudice the rights of any participant under any outstanding award without the participant’s consent. The full powers of the Board as provided for in the 2025 Plan will survive the termination of the 2025 Plan until all awards have been exercised or settled in full or have otherwise expired.

Types of Awards Available for Grant under the 2025 Plan. The plan administrator has the authority to grant the following types of awards under the 2025 Plan. All awards shall be evidenced by an award agreement and shall be subject to such conditions not inconsistent with the 2025 Plan as may be reflected in the award agreement.

Stock Options. Options under the 2025 Plan can take the form of both incentive stock options (“ISOs”), under which favorable tax treatment will be afforded the holder if certain conditions are met (see “Federal Income Tax Consequences”) and options not intended to qualify as ISOs (“NQSOs”). The exercise price under both ISOs and NQSOs shall be at least 100% (or 110% in the case of an ISO granted to a participant who owns 10% or more of the total voting power of all classes of the Company’s shares) of the fair market value of the Common Share on the date of grant. An option does not convey any rights of a shareholder to the participant until the underlying shares have been issued. Only Eligible Persons who are employees of the Company or its parent or subsidiaries may be granted ISOs. The Board may impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate. Each Award Agreement will provide that the Option granted thereunder may be exercised by notice signed by the participant and accompanied by full payment for the Common Shares being purchased or by other means, including without limitation electronic means via on-line arrangements, as the Board may from time to time approve and allow. Acceptable form of consideration for payment of the exercise price may include: (i) cash or check (ii) tendering to the Company Common Shares already owned by the participant, and registered in his or her name, having a fair market value equal to the option price, (iii) a broker-assisted cashless exercise arrangement; (iv) net exercise; (v) such other consideration and method of payment permissible under applicable law; or (vi) by any combination of any of the foregoing payment methods. In no event may an option be exercised more than ten years (five years in the case of a participant who owns Common Shares possessing more than 10% of the total combined voting power of class of shares of the Company) after the grant date or after the expiration of the option.

Stock Appreciation Rights. Awards under the 2025 Plan may also be in the form of stock appreciation rights (“SARs”), which are generally intended to give a participant the right to receive the difference between the fair market value per Common Share on the date of exercise over the exercise price, subject to the terms, conditions and vesting requirements imposed by the Board and set forth in the Award Agreement evidencing the SAR award. The exercise under each SAR will be determined by the Board by reference to the fair market price(s) of the Common Shares on the primary Stock Exchange for which most trading of the Common Shares occurs, generally by reference to the closing market price of the Common Shares, provided that such price may not be less than 100% of the Fair Market Value Price per Common Share on the date of grant. To exercise a SAR, the participant must provide written notice of exercise to the Company in compliance with the provisions of the Award Agreement. No SAR shall be exercisable after the expiration of ten years from the date of its grant or such shorter period specified in the Award Agreement. The appreciation distribution in respect of a SAR shall be paid in Common Shares, in cash, in any combination of the two or in any other form of consideration, as determined by the Board and set forth in the Award Agreement.

Restricted Share Awards. The Board may grant Common Shares which are subject to restrictions on transferability as established by the Board and set forth in the Award Agreement evidencing such Restricted Share Award. A Restricted Share Award may be awarded in consideration for (i) cash, check, bank draft or money order payable to the Company; (ii) past services actually rendered to the Company or an Affiliate; or (iii) any other form of legal consideration that may be acceptable to the Board, in its sole discretion, and permissible under applicable law. Common Shares subject to a Restricted Share Award may be subject to forfeiture to or repurchase by the Company in accordance with a vesting schedule or other restrictions to be determined by the Board as specified in the Award Agreement. The Board, in its discretion, may accelerate the time at which any vesting conditions or other restrictions will lapse or be removed. Except as otherwise provided in the Award Agreement, a participant holding a Restricted Share Award may exercise full voting rights with respect to the Common Shares subject to the award prior to the vesting of the award, but shall not be entitled to receive all dividends and distributions paid with respect to such Common Shares prior to the vesting of the award. Except as otherwise provided in the 2025 Plan, Common Shares subject to the Restricted Share Award will be held in escrow and released after such Common Shares vest or the restrictions lapse or at such other time as determined by the Board.

Restricted Share Units. Awards under the 2025 Plan may be in the form of RSUs, which represent the right to receive Common Shares (or its cash equivalent or combination thereof) at a designated time in the future, subject to participant’s satisfaction of the restrictions and conditions to vesting established by the Board and set forth in the Award Agreement evidencing the RSU Award. At the time of grant of a RSU Award, the Board will determine the consideration, if any, to be paid by the participant upon delivery of each Common Share subject to the RSU Award. The consideration to be paid (if any) by the participant for each Common Share subject to a Restricted Share Unit Award may be paid in any form of legal consideration that may be acceptable to the Board of Directors in its sole discretion and permissible under applicable law. A participant may be credited with dividend equivalents, which at the discretion of the Board, may be converted into additional common shares covered by the RSU Award. Since RSUs are not actual ownership interests in the underlying Common Shares, a participant holding an RSU Award is not entitled to voting, dividend or other shareholder rights unless or until the RSUs vest, are settled and the Common Shares thereunder are transferred to the participant. Except as otherwise provided in the Award Agreement, the RSU Award (or vested portion thereof) shall be settled upon the participant’s satisfaction of the applicable vesting criteria.

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

401(k) Plan.

All of our full-time employees in the United States, including our Named Executive Officers, are eligible to participate in our 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code. Pursuant to our 401(k) plan, employees may elect to defer their eligible compensation into the plan on a pre-tax basis, up to the statutorily prescribed annual limit of $23,000 in 2025 (additional salary deferrals not to exceed $7,500 are available to those employees 50 years of age or older) and to have the amount of this reduction contributed to our 401(k) plan. In general, eligible compensation for purposes of the 401(k) plan includes an employee’s wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with us to the extent the amounts are includible in gross income, and subject to certain adjustments and exclusions required under the Code. The 401(k) plan currently does not offer the ability to invest in our securities.

Potential Payments Upon Termination or Change in Control

Pursuant to his employment agreement, Mr. Simard is eligible to receive severance and change in control benefits under the terms of his employment agreement described above under “—Employment Agreements with Named Executive Officers.”

Additionally, with respect to awards under the 2015 Plan and 2025 Plan, in the event of a merger or change of control, as defined in the 2015 Plan and 2025 Plan, respectively, an outstanding award may, at the determination of the Board (i) be assumed or substantially equivalent award substituted by the acquiring or succeeding corporation; (ii) be terminated upon or immediately prior to the merger or change of control (with or without payment or receipt of any consideration); (iii) vest and become exercisable, realizable or payable, or applicable restrictions lapse prior to or upon consummation of the merger or change of control; or (iv) any combination of the foregoing. If a successor corporation does not assume or provide a substitute for an outstanding award, such award shall fully vest and the participant shall have the right to exercise all of his or her outstanding Options and SARs and all restrictions on Restricted Share Awards and RSU Awards will lapse, and, with respect to awards subject to performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2015 Equity Incentive Plan	5,168,256	(1)	$7.74	-(2)
2025 Equity Incentive Plan	305,651	(1)	$2.69	2,694,349
Equity compensation plans not approved by shareholders:
None

(1)	All shares issuable upon exercise of options.

(2)	The 2015 Equity Incentive Plan expired on April 1, 2025. No awards may be granted under the 2015 Plan following its expiration.

For more information about the 2015 Incentive Stock Option Plan and the 2025 Equity Incentive Plan, please refer to the section above entitled “—Equity Compensation Plans and Other Benefit Plans”, as well as Note 7 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined that the following existing directors and nominees for the next Board term are independent within the meaning of the applicable NASDAQ listing standards: Dr. Thomas Kündig, Mr. Craig Rademaker, Dr. David Soffer and Dr. Tevi Troy. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ratification of Selection of Independent Registered Public Accounting Firm

The Audit Committee has selected Whitley Penn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026 and has further directed that management submit the selection of independent registered public accounting firm for ratification by the shareholders at the annual meeting. Whitley Penn has audited the Company’s financial statements for the fiscal year ending December 31, 2025. Representatives of Whitley Penn are not expected to be present at the annual meeting and will not have an opportunity to make a statement or to respond to questions from the shareholders.

Whitley Penn was ranked as a “Top 100 Firm” in Accounting Today during 2025. They have an extensive team of experienced audit, tax, consulting and valuation professionals. For more than 20 years, Whitley Penn has been named to the “Best of the Best” listing by INSIDE Public Accounting, the publication’s report of the top 25 accounting firms in the country. INSIDE Public Accounting is a national monthly publication that reports on the accounting industry.

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

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and December 31, 2024, by Whitley Penn, the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2025	2024
	(in thousands)
Audit Fees(1)	$323	$284
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-
Total Fees	$323	$284

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

In connection with the audit of the 2025 and 2024 financial statements, the Company entered into an engagement agreement with Whitley Penn which sets forth the terms by which Whitley Penn will perform audit services for the Company. Such agreements are subject to alternative dispute resolution procedures.

During the fiscal years ended December 31, 2025 and December 31, 2024, none of the total hours expended on the Company’s financial audit by Whitley Penn was provided by persons other than the full-time permanent employees.

None of Whitley Penn’s reports on the Company’s financial statements for the fiscal year ended December 31, 2025 and December 31, 2024 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2025 and 2024, there were (i) no disagreements between the Company and Whitley Penn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Whitley Penn, would have caused Whitley Penn to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies And Procedures

The Audit Committee’s policy is to pre-approve the scope of all audit and non-audit services rendered by the Company’s independent registered public accounting firm. Audit services and permitted non-audit services must be pre-approved by the full Audit Committee.

There were no non-audit services provided in all fiscal year 2025 and 2024.

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

Dated: April 29, 2026

XBIOTECH INC.

By:	/s/ Sushma Shivaswamy
Sushma Shivaswamy
Interim Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)