Form 10-Q
period 2026-03-31
XBiotech Inc.
filed 2026-05-14
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 30,487,731 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS ENDED MARCH 31, 2026

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

All forward looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those under the heading “Risk Factors” included in our annual report for the year ended December 31, 2025 filed with the SEC on March 13, 2026, and under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,459	$125,551
Accrued interest receivable	302	360
Prepaid expenses and other current assets	1,288	1,042
Total current assets	117,049	126,953
Property and equipment, net	22,787	23,129
Total assets	$139,836	$150,082

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$857	$1,535
Accrued expenses	2,035	6,318
Income tax payable	107	76
Total current liabilities	2,999	7,929
Long-term liabilities:
Income tax payable	1,815	1,798
Deferred tax liability	5	5
Total liabilities	4,819	9,732

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 shares issued and outstanding at March 31, 2026 and December 31, 2025	276,899	276,727
Accumulated deficit	(141,882)	(136,377)
Total shareholders’ equity	135,017	140,350

Total liabilities and shareholders’ equity	$139,836	$150,082

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)

Operating expenses:
Research and development	$5,206	$11,619
General and administrative	1,068	1,931
Total operating expenses	6,274	13,550
Loss from operations	(6,274)	(13,550)

Other income :
Interest income	914	1,504
Interest expense	-	(88)
Other income	1,036	995
Foreign exchange (loss) gain	(1,132)	284
Total other income	818	2,695
Loss before income taxes	(5,456)	(10,855)
Income tax expense	(49)	(29)
Net loss	$(5,505)	$(10,884)
Net loss per share—basic and diluted	$(0.18)	$(0.36)
Shares used to compute basic and diluted net loss per share	30,487,731	30,487,731

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands, except share data)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2025	30,487,731	$276,727	$(136,377)	$140,350
Net loss	-	-	(5,505)	(5,505)
Share-based compensation expense	-	172	-	172
Balance at March 31, 2026	30,487,731	$276,899	$(141,882)	$135,017

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2024	30,487,731	$273,105	$(90,837)	$182,268
Net loss	-	-	(10,884)	(10,884)
Share-based compensation expense	-	3,329	-	3,329
Balance at March 31, 2025	30,487,731	$276,434	$(101,721)	$174,713

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,505)	$(10,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	332	442
Foreign exchange loss (gain)	1,132	(284)
Share-based compensation expense	172	3,329
Changes in operating assets and liabilities:
Accrued interest receivable	58	220
Prepaid expenses and other current assets	(246)	(118)
Accounts payable	(678)	(1,125)
Accrued expenses	(4,283)	1,671
Income tax payable	49	29
Net cash used in operating activities	(8,969)	(6,720)

Investing activities
Purchase of property and equipment	-	(94)
Permit refund of construction in progress	9	-
Net cash provided by (used in) investing activities	9	(94)

Financing activities
Payment on from convertible loan, related party	-	(10,000)
Payment on convertible loan, third party	-	(250)
Net cash used in financing activities	-	(10,250)
Effect of foreign exchange rate on cash and cash equivalents	(1,132)	284

Net change in cash and cash equivalents	(10,092)	(16,780)
Cash and cash equivalents, beginning of period	125,551	172,677
Cash and cash equivalents, end of period	$115,459	$155,897

Supplemental information:
Cash paid for interest	$-	$486

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments set to expire after twelve years in 2031 (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of March 31, 2026, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology. Company has successfully completed one Phase II clinical study in oncology and is engaging with the FDA to define the regulatory path forward, informed by historical approvals and ongoing dialogue with the Agency.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $115.5 million at March 31, 2026, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operation and shareholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2025 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Share-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was included in the following line items on the condensed consolidated statements of operations (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Research and development	$8	$2,661
General and administrative	164	668
Total share-based compensation expense	$172	$3,329

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2026	2025
Dividend yield	-	-
Expected volatility	81%-82%	79%-80%
Risk-free interest rate	3.8%-4.0%	4.1%-4.5%
Expected life (in years)	6.25	6.25-10
Weighted-average grant date fair value per share	$1.78	$2.93

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

Property and Equipment

Property and equipment, which consists of land, construction in process, furniture and fixtures, computer and office equipment, scientific equipment, vehicles, mobile facility and building, are stated at cost and depreciated over the estimated useful lives of the assets, with the exception of land and construction in process which are not depreciated, using the straight line method. The useful lives are as follows:

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through March 31, 2026.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of the end of the period, resulting in a foreign exchange loss of $1.1 million for the three months ended March 31, 2026 and a foreign exchange gain of $284 thousand for the three months ended March 31, 2025. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months ended March 31, 2026 and March 31, 2025, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after March 31, 2026 but prior to the date the condensed consolidated financial statements are available to be issued for potential recognition or disclosure in its condensed consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

Property and equipment is presented net of accumulated depreciation. Property and equipment, net, consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Manufacturing equipment	$448	$567
Winnebago building	20,535	20,716
Other fixed assets	1,804	1,846
Total property and equipment	$22,787	$23,129

4.	Convertible Loan, Related Party

On January 3, 2024, the Company entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, Chairman and Former Chief Executive Officer. The Loan provided $10 million in immediate funding for the construction of a new, state-of-the-art research and development facility at the Company’s property at 5217 Winnebago Lane in Austin, Texas. The Loan was secured by the real estate and cash holdings of the Company, with interest to accrue at a simple rate equal to eight percent per year and interest-only payments to be made at six-month intervals. At Mr. Simard’s election, the balance could be converted to XBiotech stock at any time the Loan balance was outstanding at a fixed conversion price equal to $4.048 per share. The conversion feature was subject to a 19.9% cap limiting the number of shares that could be converted under the Loan based on Mr. Simard’s total stock ownership in the Company at the time of conversion. The Loan included an acceleration feature, allowing Mr. Simard to declare immediate cash repayment or conversion under specific acceleration events, including certain financial and non-financial measures, such as payment defaults, breaches of covenants, drop in stock price below $3.00 per share or drop in cash position below $65,000,000. The Loan also allowed Mr. Simard to obtain immediate cash repayment of the Loan balance at his election one year after the loan is funded or upon certain other conditions set forth in the Loan. The Loan had a contractual maturity date of January 3, 2029. The Loan was negotiated, evaluated, and approved on behalf of the Company by a committee of independent and disinterested directors.  On January 31, 2025, the Loan was terminated upon full repayment by the Company. As a result, all conversion rights to XBiotech stock associated with the Loan were extinguished.

5.	Common Stock

Pursuant to its Articles, the Company has an unlimited number of shares available for issuance with no par value.

No stock options were exercised during the three months ended March 31, 2026 or 2025.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2025	5,473,907	$2.64-$21.74	$7.45
Granted	8,800	2.31-2.61	2.44
Exercised	-	-	-
Forfeitures	(70,875)	3.84-15.52	8.83
Options outstanding at March 31, 2026	5,411,832	$2.64-$21.74	$7.43

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,066,096	3.25-3.89	3.52
Exercised	-	-	-
Forfeitures	(15,000)	15.00	15.00
Options outstanding at March 31, 2025	5,382,681	$2.71-$21.74	$7.81

As of March 31, 2026, there was approximately $284 thousand unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 0.79 year. Total exercisable stock options as of March 31, 2026 is 5.2 million. The weighted-average exercise price of options exercisable as of March 31, 2026 is $7.59 per share and the weighted-average remaining contractual term is 5.3 years.

7.	Income Taxes

The Company's effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were -0.3% and -0.3%, respectively. The effective tax rate for the three month periods ended March 31, 2026 and March 31, 2025 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, accumulated deficit as of March 31, 2026 was ($141.9) million. We had net losses of $5.5 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively. We do not expect to generate any revenue in 2026. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of March 31, 2026, we had 87 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through March 31, 2026, we have recorded total research and development expenses, including share-based compensation, of $402.3 million. Our total research and development expenses for the three months ended March 31, 2026 and 2025 were $5.2 million and $11.6 million, respectively. Share-based compensation accounted for $8 thousand and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months ended March 31, 2026 and 2025 were 83% and 86%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2026 and 2025, were 85% and 88%.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, stock–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months ended March 31, 2026 and 2025 were $1.1 million and $1.9 million, respectively. Share-based compensation accounted for $164 thousand and $668 thousand for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expense, as a percentage of total operating expenses for the three months ended March 31, 2026 and 2025 were 17% and 14%, respectively. The percentages, excluding stock-based compensation, for the three months ended March 31, 2026 and 2025, were 15% and 12%.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$2,838	$6,373	$(3,535)	-55%
Laboratory and manufacturing supplies	605	687	(82)	-12%
Clinical trials and sponsored research	144	349	(205)	-59%
Stock-based compensation	8	2,661	(2,653)	-100%
Facility allocation	1,135	1,124	11	1%
Other	476	425	51	12%
Total	$5,206	$11,619	$(6,413)	-55%

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

Research and development expenses decreased by $6.4 million to $5.2 million for the three months ended March 31, 2026, compared to $11.6 million for the three months ended March 31, 2025. The decrease of salaries and related expenses was mainly due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025 in which 85%, or $3.4 million was allocated to research and development expenses. Stock-based compensation decreased due to the issuance of stock options with immediate vesting and grant date fair value at $3.0 million to the former Chief Executive Officer Mr. Simard in March 2025, with 85% or $2.5 million of the expense allocated to research and development.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$223	$627	$(404)	-64%
Patent filing expense	216	180	36	20%
Stock-based compensation	164	668	(504)	-75%
Professional fees	356	312	44	14%
Other	109	144	(35)	-24%
Total	$1,068	$1,931	$(863)	-45%

General and administrative expenses decreased by $0.9 million to $1.1 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025. The decrease in salaries and related expenses was primarily due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025, in which 15% or $0.6 million was allocated to general and administrative expenses. Stock-based compensation decreased due to the issuance of $3.0 million in stock options to the former Chief Executive Officer Mr. Simard in March 2025, with 15% or $0.5 million of the expenses allocated to general and administrative department.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Interest income	$914	$1,504	$(590)	-39%
Interest expense	-	(88)	88	-100%
Other income	1,036	995	41	4%
Foreign exchange (loss) gain	(1,132)	284	(1,416)	-499%
Total	$818	$2,695	$(1,877)	-70%

Interest income for the three months ended March 31, 2026 and 2025 was primarily generated from the Company’s Canadian bank accounts and decreased due to lower interest rates and a lower cash balance. The interest expenses for the three months ended March 31, 2025 was the interest for the convertible loans. The other income for the three month ended March 31, 2026 was primarily attributable to the receipt of the Employee Retention Credit from the Internal Revenue Service. The other income during the three months ended March 31, 2025 was the cancellation of a penalty by the Canada Revenue Agency for the 2020 tax year. Foreign exchange (loss) gain was due to the fluctuation between the US dollar and the Canadian dollar in the three months ended March 31, 2026 and March 31, 2025.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through March 31, 2026, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $278.6 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. As of March 31, 2026, we had cash and cash equivalents of $115.5 million as compared to cash and cash equivalents of $155.9 million at March 31, 2025. The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2026	2025
Operating activities	$(8,969)	$(6,720)
Investing activities	9	(94)
Financing activities	-	(10,250)
Effect of foreign exchange rate on cash and cash equivalents	(1,132)	284
Net change in cash and cash equivalents	$(10,092)	$(16,780)

During the three months ended March 31, 2026 and 2025, our operating activities used net cash $9.0 million and $6.7 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net cash used in operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was mainly due to the $4.5 million payment for Mr. Simard’s 2025 annual bonus in January 2026.

During the three months ended March 31, 2026 and 2025, our investing activities received $9 thousand and used net cash of $94 thousand, respectively. The difference was due to a refund from City of Austin related to the new facility’s permit during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the net cash from our financing activities was mainly related to the related party Convertible Loan. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, who provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and the interest by the Company.

We expect to continue to incur operating losses in the future. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $115.5 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2026, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our Common Stock. Additional risks not currently known or currently material to us may also harm our business.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, (ii) condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, (iii) condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2026 and 2025; (iv) condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 and (v) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	XBIOTECH INC.

	By:	/S/ Sushma Shivaswamy
Sushma Shivaswamy
Interim Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/S/ Angela Hu
Angela Hu
Director of Finance
(Principal Financial Officer)