Form 10-Q
period 2026-06-30
XBiotech Inc.
filed 2026-08-13
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 30,487,731 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2026 (Unaudited)	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$109,528	$125,551
Accrued interest receivable	277	360
Income tax receivable	14	-
Prepaid expenses and other current assets	1,340	1,042
Total current assets	111,159	126,953
Property and equipment, net	22,492	23,129
Total assets	$133,651	$150,082

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,105	$1,535
Accrued expenses	2,248	6,318
Income tax payable	-	76
Total current liabilities	3,353	7,929
Long-term liabilities:
Income tax payable	1,832	1,798
Deferred tax liability	5	5
Total liabilities	5,190	9,732

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 shares issued and outstanding at June 30, 2026 and December 31, 2025	277,071	276,727
Accumulated deficit	(148,610)	(136,377)
Total shareholders’ equity	128,461	140,350

Total liabilities and shareholders’ equity	$133,651	$150,082

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$5,296	$5,336	$10,503	$16,954
General and administrative	850	1,000	1,917	2,932
Total operating expenses	6,146	6,336	12,420	19,886
Loss from operations	(6,146)	(6,336)	(12,420)	(19,886)

Other (loss) income:
Interest income	885	1,530	1,799	3,034
Interest expense	-	-	-	(88)
Other (loss) income	(9)	(3)	1,027	992
Foreign exchange (loss) gain	(1,412)	3,081	(2,544)	3,365
Total other (loss) income	(536)	4,608	282	7,303
Loss before income taxes	(6,682)	(1,728)	(12,138)	(12,583)
Income tax expense	(46)	(28)	(95)	(57)
Net loss	$(6,728)	$(1,756)	$(12,233)	$(12,640)
Net loss per share—basic and diluted	$(0.22)	$(0.06)	$(0.40)	$(0.41)
Shares used to compute basic and diluted net loss per share	30,487,731	30,487,731	30,487,731	30,487,731

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands, except number of shares)

		Common
	Number of	Stock	Accumulated
	Shares	Amount	Deficit	Total
Balance at March 31, 2026	30,487,731	$276,899	$(141,882)	$135,017
Net loss	-	-	(6,728)	(6,728)
Share-based compensation expense	-	172	-	172
Balance at June 30, 2026	30,487,731	$277,071	$(148,610)	$128,461

		Common
	Number of	Stock	Accumulated
	Shares	Amount	Deficit	Total
Balance at March 31, 2025	30,487,731	$276,434	$(101,721)	$174,713
Net loss	-	-	(1,756)	(1,756)
Share-based compensation expense	-	107	-	107
Balance at June 30, 2025	30,487,731	$276,541	$(103,477)	$173,064

		Common
	Number of	Stock	Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2025	30,487,731	$276,727	$(136,377)	$140,350
Net loss	-	-	(12,233)	(12,233)
Share-based compensation expense	-	344	-	344
Balance at June 30, 2026	30,487,731	$277,071	$(148,610)	$128,461

		Common
	Number of	Stock	Accumulated
	Shares	Amount	Deficit	Total
Balance at December 31, 2024	30,487,731	$273,105	$(90,837)	$182,268
Net loss	-	-	(12,640)	(12,640)
Share-based compensation expense	-	3,436	-	3,436
Balance at June 30, 2025	30,487,731	$276,541	$(103,477)	$173,064

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities
Net loss	$(12,233)	$(12,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	634	881
Foreign exchange loss (gain)	2,544	(3,365)
Share-based compensation expense	344	3,436
Changes in operating assets and liabilities:
Income tax receivable	(14)	-
Accrued interest receivable	83	220
Prepaid expenses and other current assets	(298)	(281)
Accounts payable	(432)	(795)
Accrued expenses	(4,071)	(222)
Income tax payable	(41)	57
Net cash used in operating activities	(13,484)	(12,709)

Investing activities
Purchase of property and equipment	-	(145)
Permit refund of construction in progress	5	-
Net cash provided by (used in) investing activities	5	(145)

Financing activities
Payment on from convertible loan, related party	-	(10,000)
Payment on convertible loan, third party	-	(250)
Net cash used in financing activities	-	(10,250)

Effect of foreign exchange rate on cash and cash equivalents	(2,544)	3,365

Net change in cash and cash equivalents	(16,023)	(19,739)
Cash and cash equivalents, beginning of period	125,551	172,677
Cash and cash equivalents, end of period	$109,528	$152,938

Supplemental Information:
Accrued purchases of property and equipment	$3	$3
Cash paid for interest	$-	$486

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments set to expire after twelve years in 2031 (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of June 30, 2026, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology. The Company has successfully completed one Phase II clinical study in oncology and is engaging with the FDA (U.S. Food and Drug Administration) to define the regulatory path forward, informed by historical approvals and ongoing dialogue with the FDA. In the past quarter, the company has also launched a Phase II clinical trial for evaluating its new IL-1a targeting antibody for the treatment of active axial spondyloarthritis.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $109.5 million at June 30, 2026, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statement of cash flows for the six months ended June 30, 2026 and 2025 were prepared by management without audit. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025. The results of operations for the period ended June 30, 2026 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2025 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported values of amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Share-based compensation expense recognized for the three months and six months ended June 30, 2026 and 2025 was included in the following line items on the condensed consolidated statements of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$6	$19	$14	$2,680
General and administrative	166	88	330	756
Total share-based compensation expense	$172	$107	$344	$3,436

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Dividend yield	-	-	-	-
Expected volatility	81%	-	81%-82%	79%-80%
Risk-free interest rate	4.0%	-	3.8%-4.0%	4.1%-4.5%
Expected life (in years)	6.25	-	6.25	6.25 - 10
Weighted-average grant date fair value per share	$1.80	$-	$1.78	$2.93

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through June 30, 2026.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of June 30, 2026, resulting in a foreign exchange loss of $1.4 million and $2.5 million for the three months and six months ended June 30, 2026, respectively. The foreign exchange gain for the three months and six months ended June 30, 2025, was $3.1 million and $3.4 million respectively. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months and six months ended June 30, 2026 and June 30, 2025, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after June 30, 2026 but prior to the date the condensed consolidated financial statements are available to be issued for potential recognition or disclosure in its condensed consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

Property and equipment, is presented net of accumulated depreciation. Property and equipment, net, consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Manufacturing equipment	$343	$567
Winnebago building	20,384	20,716
Other fixed assets	1,765	1,846
Total property and equipment	$22,492	$23,129

4.	Convertible Loan, Related Party

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

No stock options were exercised during the six months ended June 30, 2025 or 2026.

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

A summary of changes in common stock options issued under the Plans is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2025	5,473,907	$2.31-$21.74	$7.45
Granted	11,800	2.31-2.61	2.45
Exercised	-	-	-
Forfeitures	(104,750)	3.84-16.50	9.23
Options outstanding at June 30, 2026	5,380,957	$2.31-$21.74	$7.41

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,066,096	3.25-3.89	3.52
Exercised	-	-	-
Forfeitures	(45,000)	3.84-19.00	12.44
Options outstanding at June 30, 2025	5,352,681	$2.71-$21.74	$7.80

As of June 30, 2026, there was approximately $114 thousand unrecognized compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 1.22 years. Total exercisable stock options as of June 30, 2026 is approximately 5.2 million. The weighted-average exercise price of options exercisable as of June 30, 2026 is $7.57 per share and the weighted-average remaining contractual term is 5.2 years.

7.	Income Taxes

The Company's effective tax rates for the three months ended June 30, 2026 and June 30, 2025, were -0.7% and -1.6% respectively. The effective tax rate for the three months periods ended June 30, 2026 and June 30, 2025 varied from the Canadian statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the six months ended June 30, 2026 and June 30, 2025, were -0.8% and -0.5%, respectively. The effective tax rate for the six months periods ended June 30, 2026 and June 30, 2025 varied from the Canadian statutory rate primarily due losses in jurisdictions for which a valuation allowance is recorded.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of June 30, 2026 was ($148.6) million. We had net losses of $6.7 million and $12.2 million for the three months and six months ended June 30, 2026, respectively, compared to $1.8 million and $12.6 million for the three months and six months ended June 30, 2025, respectively. We do not expect to generate any revenue in 2026. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical testing. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of June 30, 2026, we had 87 employees. Subsequent to June 30, 2026, the Company implemented a workforce reduction. Management does not expect the related costs to be material to the Company's financial position, results of operations, or cash flows.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through June 30, 2026, we have recorded total research and development expenses, including share-based compensation, of $407.6 million. Our total research and development expenses for the three months and six months ended June 30, 2026 were $5.3 million and $10.5 million, respectively, compared to $5.3 million and $17.0 million for the three months and six months ended June 30, 2025, respectively. Share-based compensation accounted for $6 thousand and $14.5 thousand for the three months and six months ended June 30, 2026, respectively, compared to $19 thousand and $2.7 million for the three months and six months ended June 30, 2025, respectively, related to research and development.

Research and development expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2026 were 86% and 85%, respectively, compared to 84% and 85% for the three months and six months ended June 30, 2025, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2026 were 89% and 87%, respectively, compared to 85% and 87% for the three months and six months ended June 30, 2025.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing and maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and six months ended June 30, 2026 were $0.9 million and $1.9 million, respectively, compared to $1.0 million and $2.9 million for the three months and six months ended June 30, 2025, respectively. Share-based compensation accounted for $166 thousand and $330 thousand for the three months and six months ended June 30, 2026, respectively, and $88 thousand and $0.8 million for the three months and six months ended June 30, 2025, respectively, related to general and administrative expenses.

General and administrative expenses, as a percentage of total operating expenses for the three months and six months ended June 30, 2026 were 14% and 15%, respectively, compared to 16% and 15% for the three months and six months ended June 30, 2025, respectively. The percentages, excluding share-based compensation, for the three months and six months ended June 30, 2026 were 11% and 13%, respectively, compared to 15% and 13% for the three months and six months ended June 30, 2025.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses incurred during the reported periods.

We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to understanding and evaluating our reported financial results.

Income Taxes

We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of June 30, 2026 and December 31, 2025, we have provided a valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment. We will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$2,743	$2,720	$23	1%
Laboratory and manufacturing supplies	503	562	(59)	-10%
Clinical trials and sponsored research	220	277	(57)	-21%
Stock-based compensation	6	19	(13)	-68%
Facility allocation	1,361	1,216	145	12%
Other	463	542	(79)	-15%
Total	$5,296	$5,336	$(40)	-1%

	Six Months Ended June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$5,581	$9,093	$(3,512)	-39%
Laboratory and manufacturing supplies	1,109	1,249	(140)	-11%
Clinical trials and sponsored research	363	626	(263)	-42%
Stock-based compensation	14	2,680	(2,666)	-99%
Facility allocation	2,496	2,340	156	7%
Other	940	966	(26)	-2%
Total	$10,503	$16,954	$(6,451)	-38%

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

Research and development expenses decreased by $40 thousand to $5.3 million for the three months ended June 30, 2026,. Laboratory and manufacturing supplies decreased primarily due to lower purchases of laboratory and manufacturing supplies during the quarter. Clinical trial and sponsored research expenses decreased primarily because no significant clinical trial activities were conducted during the three months ended June 30, 2026.

Research and development expenses decreased by $6.5 million to $10.5 million for the six months ended June 30, 2026, compared to $17.0 million for the six months ended June 30, 2025. The decrease of salaries and related expenses was mainly due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025 in which 85%, or $3.4 million was allocated to research and development expenses. Stock-based compensation decreased due to the issuance of stock options with immediate vesting and grant date fair value of $3.0 million to the former Chief Executive Officer Mr. Simard in March 2025, with 85% or $2.5 million of the expense allocated to research and development.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$187	$212	$(25)	-12%
Patent filing expense	151	200	(49)	-25%
Stock-based compensation	166	88	78	89%
Professional fees	189	344	(155)	-45%
Other	157	156	1	1%
Total	$850	$1,000	$(150)	-15%

	Six Months Ended June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$410	$839	$(429)	-51%
Patent filing expense	368	380	(12)	-3%
Stock-based compensation	330	756	(426)	-56%
Professional fees	545	656	(111)	-17%
Other	264	301	(37)	-12%
Total	$1,917	$2,932	$(1,015)	-35%

General and administrative expenses decreased $150 thousand to $850 thousand for the three months ended June 30, 2026 compared to $1.0 million for the three months ended June 30, 2025. General and administrative expenses decreased $1.0 million to $1.9 million for the six months ended June 30, 2026 compared to $2.9 million for the six months ended June 30, 2025.

The three months decrease was primarily related to the decrease of professional fees, mainly due to the additional legal service regarding the annual meeting during the three months ended June 30, 2025.

Compared to the six months ended June 30, 2025, the decrease in the general and administrative expense in the six months ended June 30, 2026 was also primarily due to the decrease in salaries and related expenses and shared-based compensation. The decrease in salaries and related expenses was due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025, in which 15% or $0.6 million was allocated to general and administrative expenses. Stock-based compensation decreased due to the issuance of $3.0 million in stock options to the former Chief Executive Officer Mr. Simard in March 2025, with 15% or $0.5 million of the expenses allocated to general and administrative department.

Other income (loss)

The following table summarizes other income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$885	$1,530	$1,799	$3,034
Interest expense	-	-	-	(88)
Other (loss) income	(9)	(3)	1,027	992
Foreign exchange (loss) gain	(1,412)	3,081	(2,544)	3,365
Total	$(536)	$4,608	$282	$7,303

The interest income for the three months and six months ended June 30, 2026 and 2025 was from the interest generated from the Company’s Canadian bank accounts. The interest expense for the six months ended June 30, 2025 was the interest for the convertible loans. The other income during the six months ended June 30, 2026 was primarily attributable to the receipt of an Employee Retention Credit from the Internal Revenue Service. The other income during the six months ended June 30, 2025 was the cancellation of a penalty by the Canada Revenue Agency for the 2020 tax year. Foreign exchange (loss) gain was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and six months ended June 30, 2026 compared to 2025.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through June 30, 2025, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $278.6 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At June 30, 2026, we had cash and cash equivalents of $109.5 million as compared to cash and cash equivalents of $152.9 million at June 30, 2025. The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2026	2025
Operating activities	$(13,484)	$(12,709)
Investing activities	5	(145)
Financing activities	-	(10,250)
Effect of foreign exchange rate on cash and cash equivalents	(2,544)	3,365
Net change in cash and cash equivalents	$(16,023)	$(19,739)

During the six months ended June 30, 2026 and 2025, our operating activities used net cash of $13.5 million and $12.7 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net cash used in operations for the six months ended June 30, 2026 in comparison to the six months ended June, 2025 was mainly due to the $4.5 million payment for Mr. Simard’s 2025 annual bonus in January 2026.

During the six months ended June 30, 2026 and 2025, our investing activities provided net cash of $5 thousand and used net cash of $145 thousand, respectively. The use of cash was for fixed asset purchases and the preparation for the construction of a new facility. We received a refund from City of Austin related to the new facility’s permit during the six months ended June 30, 2026.

During the six months ended June 30, 2025, the net cash used in our financing activities was mainly related to the related party Convertible Loan. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, who provided $10 million net cash for the construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and interest by the Company.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $109.5 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of June 30, 2026, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, (iii) condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2026 and 2025; (iv) condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and (v) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026	XBIOTECH INC.

	By:	/S/ Sushma Shivaswamy
Sushma Shivaswamy
Interim Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/S/ Angela Hu
Angela Hu
Director of Finance (Principal Financial Officer)