Form 10-Q
period 2026-09-30
XBiotech Inc.
filed 2026-11-12
CIK 1626878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 30,487,731 shares of the Registrant's common stock issued and outstanding.

XBIOTECH INC.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	6
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	6
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity for the Three Months and Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 (unaudited) and 2025 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II—OTHER INFORMATION
Item 1.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

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

XBiotech Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2026 (Unaudited)	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$105,037	$125,551
Accrued interest receivable	265	360
Prepaid expenses and other current assets	1,054	1,042
Total current assets	106,356	126,953
Property and equipment, net	22,255	23,129
Total assets	$128,611	$150,082

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$581	$1,535
Accrued expenses	2,107	6,318
Income tax payable	4	76
Total current liabilities	2,692	7,929
Long-term liabilities:
Income tax payable	1,849	1,798
Deferred tax liability	5	5
Total liabilities	4,546	9,732

Shareholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares outstanding	-	-
Common stock, no par value, unlimited shares authorized, 30,487,731 shares issued and outstanding at September 30, 2026 and December 31, 2025	277,135	276,727
Accumulated deficit	(153,070)	(136,377)
Total shareholders’ equity	124,065	140,350

Total liabilities and shareholders’ equity	$128,611	$150,082

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Research and development	$4,656	$5,080	$15,159	$22,032
General and administrative	663	967	2,580	3,898
Total operating expenses	5,319	6,047	17,739	25,930
Loss from operations	(5,319)	(6,047)	(17,739)	(25,930)

Other income:
Interest income	831	1,427	2,631	4,460
Interest expense	-	-	-	(88)
Other income (loss)	15	(85)	1,042	906
Foreign exchange gain (loss)	48	(1,201)	(2,497)	2,163
Total other income	894	141	1,176	7,441
Loss before income taxes	(4,425)	(5,906)	(16,563)	(18,489)
Income tax expense	(35)	(102)	(130)	(159)
Net loss	$(4,460)	$(6,008)	$(16,693)	$(18,648)
Net loss per share—basic and diluted	$(0.15)	$(0.20)	$(0.55)	$(0.61)
Shares used to compute basic and diluted net loss per share	30,487,731	30,487,731	30,487,731	30,487,731

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands, except number of shares)

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at June 30, 2026	30,487,731	$277,071	$(148,610)	$128,461
Net loss	-	-	(4,460)	(4,460)
Share-based compensation expense	-	64	-	64
Balance at September 30, 2026	30,487,731	$277,135	$(153,070)	$124,065

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at June 30, 2025	30,487,731	$276,541	$(103,477)	$173,064
Net loss	-	-	(6,008)	(6,008)
Share-based compensation expense	-	24	-	24
Balance at September 30, 2025	30,487,731	$276,565	$(109,485)	$167,080

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2025	30,487,731	$276,727	$(136,377)	$140,350
Net loss	-	-	(16,693)	(16,693)
Share-based compensation expense	-	408	-	408
Balance at September 30, 2026	30,487,731	$277,135	$(153,070)	$124,065

	Number of Shares	Common Stock Amount	Accumulated Deficit	Total
Balance at December 31, 2024	30,487,731	$273,105	$(90,837)	$182,268
Net loss	-	-	(18,648)	(18,648)
Share-based compensation expense	-	3,460	-	3,460
Balance at September 30, 2025	30,487,731	$276,565	$(109,485)	$167,080

See accompanying notes to unaudited condensed consolidated financial statements.

XBiotech Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities
Net loss	$(16,693)	$(18,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	886	1,308
Foreign exchange loss (gain)	2,497	(2,163)
Share-based compensation expense	408	3,460
Changes in operating assets and liabilities:
Income tax receivable	-	83
Accrued interest receivable	95	250
Prepaid expenses and other current assets	(12)	(27)
Accounts payable	(954)	(1,180)
Accrued expenses	(4,212)	(210)
Income tax payable	(20)	159
Net cash used in operating activities	(18,005)	(16,968)

Investing activities
Purchase of property and equipment	(12)	(255)
Net cash used in investing activities	(12)	(255)

Financing activities
Payment on convertible loan, related party	-	(10,000)
Payment on convertible loan, third party	-	(250)
Net cash used in financing activities	-	(10,250)

Effect of foreign exchange rate on cash and cash equivalents	(2,497)	2,163

Net change in cash and cash equivalents	(20,514)	(25,310)
Cash and cash equivalents, beginning of period	125,551	172,677
Cash and cash equivalents, end of period	$105,037	$147,367

Supplemental Information:
Cash paid for interest	$-	$486

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

At the end of 2019, XBiotech sold a True Human™ antibody that blocked IL-1a activity for $750 million in cash and up to $600 million in potential milestone payments set to expire after twelve years in 2031 (the “Janssen Transaction”). The potential milestone payments are contingent upon achieving the required commercialization authorization for a product intended for use in any non-dermatological indication by Janssen within twelve years. As of September 30, 2026, none of the milestone payments have been earned. As part of the Janssen Transaction, XBiotech maintained the right to develop new antibodies that block IL-1a and develop these therapeutics in all areas of medicine except dermatology. Moreover, Janssen agreed that they would assert all patents they acquired relating to IL-1a for the benefit of XBiotech to protect our future IL-1a-related therapies in all non-dermatological indications. XBiotech is using its True Human™ antibody discovery technology to identify and develop new IL-1a targeting product candidates and has already brought one such candidate into clinical studies in oncology and rheumatology; and another unique anti-IL-1a antibody into a Phase I study in neurology. The Company has successfully completed one Phase II clinical study in oncology and is engaging with the FDA (U.S. Food and Drug Administration) to define the regulatory path forward, informed by historical approvals and ongoing dialogue with the FDA. On October 19, 2026, the Company announced final results from the Phase II portion of the investigator-sponsored TASKIN trial evaluating its anti-IL-1a antibody vilamakitug with standard-of-care chemotherapy in patients with refractory metastatic colorectal cancer. The study met its pre-specified primary efficacy criterion based on 12-month overall survival, and an exploratory analysis showed a statistically significant survival benefit for vilamakitug in patients with right-sided primary tumors.

The Company is subject to a number of risks common to companies in clinical stage of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $105.0 million at September 30, 2026, will enable the Company to achieve several major inflection points, including completion of clinical studies with lead product candidates. The Company expects to have sufficient cash through at least 12 months from the date of this report.

2.         Significant Accounting Policies

Basis of Presentation

 The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 were prepared by management without audit. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025. The results of operations for the period ended September 30, 2026 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2025 contains financial information taken from the audited XBiotech Inc. consolidated financial statements as of that date.

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

Share-based compensation expense recognized for the three months and nine months ended September 30, 2026 and 2025 was included in the following line items on the condensed consolidated statements of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$2	$17	$17	$2,698
General and administrative	62	7	391	762
Total share-based compensation expense	$64	$24	$408	$3,460

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Dividend yield	-	-	-	-
Expected volatility	80%	79%	80%-82%	79%-80%
Risk-free interest rate	4.6%-5.0%	3.8%-4.2%	3.9%-5.0%	3.8%-4.5%
Expected life (in years)	6.25	6.25-10.00	6.25	6.25-10.00
Weighted-average grant date fair value per share	$1.58	$2.60	$1.76	$2.92

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit in U.S. and Canadian banks. Cash and cash equivalents are stated at cost which approximates fair value.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment through September 30, 2026.

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. The only significant assets denominated in a foreign currency were certain cash accounts, which were remeasured into the functional currency (U.S. dollar) as of September 30, 2026, resulting in a foreign exchange gain of $48 thousand for the three months ended September 30, 2026 and a loss of $2.5 million for the nine months ended September 30, 2026. The foreign exchange loss for the three months ended September 30, 2025, was $1.2 million and the gain for the nine months ended September 30, 2025 was $2.2 million. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

Net Loss Per Share

Net income/loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/loss by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. For the three months and nine months ended September 30, 2026 and September 30, 2025, all stock options were not included in the computation of diluted net loss per share, as the impact of these items was anti-dilutive.

Subsequent Events

The Company considered events or transactions occurring after September 30, 2026 but prior to the date the condensed consolidated financial statements are available to be issued for potential recognition or disclosure in its condensed consolidated financial statements. We have evaluated subsequent events through the date of filing this Form 10-Q.

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

3.        Property and Equipment

Net property and equipment, after deducting accumulated depreciation, consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Scientific equipment	$419	$799
Winnebago building	18,469	18,943
Land	1,418	1,418
Construction in process	1,788	1,792
Other fixed assets	161	177
Total property and equipment	$22,255	$23,129

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

No stock options were exercised during the nine months ended September 30, 2026 or 2025.

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

A summary of changes in common stock options issued under all Plans is as follows:

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2025	5,473,907	$2.64-$21.74	$7.45
Granted	14,600	2.15-2.61	2.41
Forfeitures	(340,875)	2.36-19.30	10.34
Options outstanding at September 30, 2026	5,147,632	$2.15-21.74	$7.25

	Options	Exercise Price	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	4,331,585	$2.71-$21.74	$8.89
Granted	1,095,528	3.16-3.89	3.51
Forfeitures	(198,000)	3.84-19.00	10.30
Options outstanding at September 30, 2025	5,229,113	$2.71-$21.74	$7.70

As of September 30, 2026, there was approximately $35 thousand of unrecognized stock compensation cost, related to stock options granted under the Plans which will be amortized to stock compensation expense over the next 2.6 years. Total exercisable stock options as of September 30, 2026 is approximately 5.1 million. The weighted-average exercise price of options exercisable as of September 30, 2026 is $7.26 per share and the weighted-average remaining contractual term is 5.1 years.

7.        Income Taxes

The Company's effective tax rates for the three months ended September 30, 2026 and September 30, 2025 were (0.8%) and (1.7%), respectively. The effective tax rate for the three month periods ended September 30, 2026 and September 30, 2025 varied from the Canadian statutory rate primarily due to non-deductible compensation and losses in jurisdictions for which a valuation allowance is recorded.

The Company's effective tax rates for the nine months ended September 30, 2026 and September 30, 2025, were (0.8%) and (0.9%), respectively. The effective tax rate for the nine month periods ended September 30, 2026 and September 30, 2025 varied from the Canadian statutory rate primarily due losses in jurisdictions for which a valuation allowance is recorded.

8.        Subsequent Events

On October 23, 2026, the Company's Board of Directors appointed Dr. Sushma Shivaswamy and Jan-Paul Simard to serve as Co-Chief Executive Officers. Dr. Shivaswamy will continue to serve as Chief Scientific Officer with an annual salary of $750,000. On October 26, 2026, the Company entered into an Executive Employment Agreement with Mr. Simard, providing for an annual base salary of $150,000 through 2027, eligibility for discretionary bonuses, and an initial one-time grant of 2,000,000 stock options exercisable over a ten-year period at an exercise price based on the Company's closing stock price on the effective date. The options vest in six equal installments over three years, subject to certain provisions regarding retention and forfeiture upon cessation of employment.

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

Following the Janssen Transaction in December 2019, the tender offer in February 2020, and the dividends paid in July 2021, the accumulated deficit as of September 30, 2026 was ($153.1) million. We had net losses of $4.5 million and $16.7 million for the three months and nine months ended September 30, 2026, respectively, compared to net losses of $6.0 million and $18.6 million for the three months and nine months ended September 30, 2025, respectively. We do not expect to generate any revenue in 2026. In addition, we expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical testing. In addition to these increasing research and development expenses, we expect general and administrative costs to increase, particularly in consideration of current inflationary trends. We will need to generate significant revenues to achieve or sustain profitability, and we may never do so. As of September 30, 2026, we had 52 employees.

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

Clinical development timelines, likelihood of success and total costs vary widely. We do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. From inception through September 30, 2026, we have recorded total research and development expenses, including share-based compensation, of $407.6 million. Our total research and development expenses for the three months and nine months ended September 30, 2026 were $4.7 million and $15.2 million, respectively, compared to $5.1 million and $22.0 million for the three months and nine months ended September 30, 2025, respectively. Share-based compensation related to research and development accounted for $2 thousand and $17 thousand for the three months and nine months ended September 30, 2026, respectively, compared to $17 thousand and $2.7 million for the three months and nine months ended September 30, 2025, respectively.

Research and development expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2026 were 88% and 85%, respectively, compared to 84% and 85% for the three months and nine months ended September 30, 2025, respectively. The percentages of research and development expenses compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2026 were 89% and 87%, respectively, compared to 84% and 86% for the three months and nine months ended September 30, 2025.

We will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. For research and development candidates in early stages of development, it is premature to estimate when material net cash inflows from these projects might occur.

General and Administrative Expenses

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development, and human resource functions, as well as the legal costs of pursuing patent protection of our intellectual property and patent filing, maintenance expenses, share–based compensation, and professional fees for legal services. Our total general and administration expenses for the three months and nine months ended September 30, 2026 were $663 thousand and $2.6 million, respectively, compared to $1.0 million and $3.9 million for the three months and nine months ended September 30, 2025, respectively. Share-based compensation related to general and administrative expenses accounted for $62 thousand and $392 thousand for the three months and nine months ended September 30, 2026, respectively, and $7 thousand and $762 thousand for the three months and nine months ended September 30, 2025, respectively.

General and administrative expenses, as a percentage of total operating expenses for the three months and nine months ended September 30, 2026 were 12% and 15%, respectively, compared to 16% and 15% for the three months and nine months ended September 30, 2025, respectively. The percentages of general and administrative expense compared to total operating expenses, excluding share-based compensation, for the three months and nine months ended September 30, 2026 were 11% and 13%, respectively, compared to 16% and 14% for the three months and nine months ended September 30, 2025.

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

Income Taxes

We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of September 30, 2026 and December 31, 2025, we have provided a valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment. We will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

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

Results of Operations

Expenses

Research and Development

Research and Development costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$2,482	$2,662	$(180)	-7%
Laboratory and manufacturing supplies	540	535	5	1%
Clinical trials and sponsored research	166	120	46	38%
Share-based compensation	2	17	(15)	-88%
Facility allocation	1,141	1,308	(167)	-13%
Other	325	438	(113)	-26%
Total	$4,656	$5,080	$(424)	-8%

	Nine Months Ended September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$8,062	$11,755	$(3,693)	-31%
Laboratory and manufacturing supplies	1,648	1,783	(135)	-8%
Clinical trials and sponsored research	529	746	(217)	-29%
Share-based compensation	17	2,698	(2,681)	-99%
Facility allocation	3,637	3,648	(11)	0%
Other	1,266	1,402	(136)	-10%
Total	$15,159	$22,032	$(6,873)	-31%

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

Research and development expenses decreased by $424 thousand to $4.7 million for the three months ended September 30, 2026, compared to $5.1 million for the three months ended September 30, 2025. The decrease was mainly due to lower personnel related expenses resulting from the company-wide reduction in workforce in July 2026, as well as reduced facility expenses associated with a lower employee headcount.

Research and development expenses decreased by $6.9 million to $15.2 million for the nine months ended September 30, 2026, compared to $22.0 million for the nine months ended September 30, 2025. The decrease of salaries and related expenses was mainly due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025 in which 85%, or $3.4 million was allocated to research and development expenses. Stock-based compensation decreased due to the issuance of stock options with immediate vesting and grant date fair value of $3.0 million to the former Chief Executive Officer Mr. Simard in March 2025, with 85% or $2.5 million of the expense allocated to research and development.

General and Administrative

General and administrative costs are summarized as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$165	$154	$11	7%
Patent filing expense	137	188	(51)	-27%
Share-based compensation	62	7	55	786%
Professional fees	172	219	(47)	-21%
Other	127	399	(272)	-68%
Total	$663	$967	$(304)	-31%

	Nine Months Ended September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Salaries and related expenses	$575	$993	$(418)	-42%
Patent filing expense	505	568	(63)	-11%
Share-based compensation	391	762	(371)	-49%
Professional fees	716	874	(158)	-18%
Other	393	701	(308)	-44%
Total	$2,580	$3,898	$(1,318)	-34%

General and administrative expenses decreased by $304 thousand to $663 thousand for the three months ended September 30, 2026 compared to $1.0 million for the three months ended September 30, 2025. General and administrative expenses decreased by $1.3 million to $2.6 million for the nine months ended September 30, 2026 compared to $3.9 million for the nine months ended September 30, 2025.

The three months decrease was mainly caused by the directors’ fees recognized during the third quarter of 2025, whereas the corresponding fees for 2026 are expected to be recognized in the fourth quarter.

Compared to the nine months ended September 30, 2025, the decrease in the general and administrative expenses in the nine months ended September 30, 2026 was primarily due to the decrease in salaries and related expenses and shared-based compensation. The decrease in salaries and related expenses was due to the $4.0 million bonus to the former Chief Executive Officer Mr. Simard in March 2025, in which 15% or $0.6 million was allocated to general and administrative expenses. Stock-based compensation decreased due to the issuance of $3.0 million in stock options to the former Chief Executive Officer Mr. Simard in March 2025, with 15% or $0.5 million of the expenses allocated to general and administrative department.

Other income (loss)

The following table summarizes other income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$831	$1,427	$2,631	$4,460
Interest expense	-	-	-	(88)
Other income (loss)	15	(85)	1,042	906
Foreign exchange gain (loss)	48	(1,201)	(2,497)	2,163
Total	$894	$141	$1,176	$7,441

The interest income for the three months and nine months ended September 30, 2026 and 2025 was from the interest generated from the Company’s Canadian bank accounts. The interest expense for the nine months ended September 30, 2025 was the interest for the convertible loans. The other income during the nine months ended September 30, 2026 was primarily attributable to the receipt of an Employee Retention Credit from the Internal Revenue Service. The other income during the nine months ended September 30, 2025 was the cancellation of a penalty by the Canada Revenue Agency for the 2020 tax year. Foreign exchange gain (loss) was mainly due to the fluctuation between the US dollar and the Canadian dollar in the three months and nine months ended September 30, 2026 compared to 2025.

Liquidity and Capital Resources

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since our inception on March 22, 2005 through September 30, 2026, we have funded our operations principally through private placements and public offerings of equity securities, which have provided aggregate cash proceeds of approximately $278.6 million, excluding the February 2020 tender offer cash payment. We received $675 million in cash proceeds from the Janssen Transaction in the year ended December 31, 2019. In June 2021, we received the remaining $75 million in cash from the escrow receivable from the same transaction. In July 2021, we paid $75 million in dividends to shareholders. At September 30, 2026, we had cash and cash equivalents of $105.0 million as compared to cash and cash equivalents of $147.4 million at September 30, 2025. The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2026	2025
Operating activities	$(18,005)	$(16,968)
Investing activities	(12)	(255)
Financing activities	-	(10,250)
Effect of foreign exchange rate on cash and cash equivalents	(2,497)	2,163
Net change in cash and cash equivalents	$(20,514)	$(25,310)

During the nine months ended September 30, 2026 and 2025, our operating activities used net cash of $18.0 million and $17.0 million, respectively. The use of net cash in each of these periods primarily resulted from our net losses. The increase in net cash used in operations for the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was mainly due to the $4.5 million payment for Mr. Simard’s 2025 annual bonus in January 2026.

During the nine months ended September 30, 2026 and 2025, our investing activities used net cash of $12 thousand and $255 thousand, respectively. The use of cash was for fixed asset purchases and the preparation for the construction of a potential new facility.

During the nine months ended September 30, 2025, the net cash used in our financing activities was mainly related to the related party Convertible Loan. On January 3, 2024, we entered into a Convertible Loan Agreement (the “Loan”) with John Simard, the Company’s Founder, President, Chief Executive Officer and Chairman, who provided $10 million net cash for the potential construction of a new, state-of-the-art research and development facility at the Company's property at 5217 Winnebago Lane in Austin, Texas. On January 31, 2025, the Loan was terminated upon full repayment of the principal and interest by the Company.

We expect to continue to incur operating losses in the future. We do not expect to receive any additional revenue under the clinical manufacturing agreement with Janssen. Further, we may not receive any product revenue until a drug candidate has been approved by the FDA, EMA or similar regulatory agencies in other countries and successfully commercialized. As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents, which totaled approximately $105.0 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, we have concluded that our internal control over financial reporting was effective as of September 30, 2026, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following financial statements from the XBiotech Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, (iii) condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2026 and 2025; (iv) condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 and (v) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2026	XBIOTECH INC.

	By:	/S/ Sushma Shivaswamy
Sushma Shivaswamy
Co-Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

	By:	/S/ Jan-Paul Simard
Jan-Paul Simard
Co-Chief Executive Officer (Principal Financial Officer)

Date: November 12, 2026	By:	/S/ Angela Hu
Angela Hu
Director of Finance (Principal Financial Officer)